Form 10-Q
period 2026-03-31
PSB Financial, Inc.
filed 2026-05-15
CIK 2087419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file Number: 333-290457

PSB Financial, Inc.

(Exact Name of Company as Specified in its Charter)

Maryland	39-4296886
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
202 North Main Street P.O. Box 191 Deer Lodge, Montana	59722
(Address of principal executive offices)	(Zip Code)

(406) 846-2202

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☐        NO   ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES ☒        NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO   ☒

As of May 15, 2026, there were no shares outstanding of the registrant’s common stock.

PSB Financial, Inc.

EXPLANATORY NOTE

PSB Financial, Inc. (the “Company” or “we”) is a newly formed Maryland corporation that was organized for the purpose of becoming the holding company for Pioneer State Bank (the “Bank”) in connection with the conversion of Pioneer Federal Savings and Loan Association (the “Association”) from a mutual form of organization to a stock form of organization through the merger of the Association with and into the Bank, with the Bank as the surviving entity. In connection with the conversion by the Association, the Company is conducting an offering of its common stock (the “Stock Offering”). Following the conversion the Bank will be a wholly owned subsidiary of the Company, and the Company will be owned by its stockholders.

The Stock Offering and conversion have not yet been consummated. Accordingly, as of March 31, 2026, the Company had no substantive operations, and the Association continued to operate as a mutual savings association. Likewise, the Bank had not commenced operations as the surviving entity of the conversion. As a result, the accompanying unaudited condensed financial statements and related notes and other financial information included in this Quarterly Report on Form 10-Q relate primarily to the Association.

The unaudited condensed financial statements and other financial information contained in this report should be read in conjunction with the Association’s audited financial statements and related notes as of and for the years ended December 31, 2025 and 2024, which are included in the Company’s registration statement on Form S-1, as amended (File No. 333-290457), declared effective by the Securities and Exchange Commission (the “SEC”) on March 16, 2026, and the related prospectus dated March 16, 2026, which was filed with the SEC on March 19, 2026.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

Pioneer Federal Savings and Loan Association

Condensed Balance Sheets

	Unaudited	December 31,
As of	March 31, 2026	2025
ASSETS
Cash and due from banks	$1,406,211	$360,992
Interest-bearing deposits	8,676,819	8,833,868
Cash and cash equivalents	10,083,030	9,194,860
Investment securities available for sale, net of allowance for credit losses of $0 at March 31, 2026 and December 31, 2025 (amortized cost of $8,933,584 and $9,095,188 at March 31, 2026 and December 31, 2025, respectively)	8,510,707	8,686,675
Investment securities held to maturity, net of allowance for credit losses of $0 at March 31, 2026 and December 31, 2025 (fair value of $1,409,018 and $1,488,818 at March 31, 2026 and December 31, 2025, respectively)	1,460,169	1,515,807
Loans, net of allowance for credit losses of $1,168,867 and $1,138,600 at March 31, 2026 and December 31, 2025, respectively	90,538,121	89,761,496
Premises and equipment, net	4,787,812	4,864,836
Other investments	733,467	728,559
Accrued interest receivable	406,220	359,568
Cash value of life insurance	2,254,183	2,232,345
Accrued income taxes receivable	46,455	46,405
Deferred tax asset	853,235	388,318
Prepaid conversion costs	2,304,830	2,002,360
Other assets	313,306	219,993
Total Assets	$122,291,535	$120,001,222
LIABILITIES
Deposits	$94,715,107	$92,675,307
Advance payments by borrowers for taxes and insurance	322,199	120,461
Federal Home Loan Bank advances	8,000,000	8,000,000
Accrued interest payable	64,447	56,633
Deferred compensation	294,755	308,622
Reserve for unfunded loan commitments	66,280	47,183
Other liabilities	1,628,029	319,578
Total Liabilities	105,090,817	101,527,784
NET WORTH
Retained earnings	17,393,457	18,655,595
Accumulated other comprehensive loss	(192,739)	(182,157)
Total Net Worth	17,200,718	18,473,438
Total Liabilities and Net Worth	$122,291,535	$120,001,222

See accompanying notes to condensed financial statements.

Pioneer Federal Savings and Loan Association

Condensed Statements of Operations (unaudited)

Three Months Ended March 31,	2026	2025
Interest income:
Loans, including fees	$1,282,800	$1,144,622
Investment securities:
Taxable	44,233	51,732
Tax-exempt	23,662	27,032
Other	59,200	51,815
Total interest income	1,409,895	1,275,201
Interest expense:
Deposits	413,478	358,173
FHLB advances	86,000	86,000
Total interest expense	499,478	444,173
Net interest income	910,417	831,028
Provision for (recovery of) credit losses on loans	30,230	(93,135)
Provision for credit losses on unfunded loan commitments	19,097	—
Net interest income after provision for credit losses	861,090	924,163
Noninterest income:
Service fees	17,152	15,652
Interchange fees	32,125	53,522
Increase in cash value of life insurance	21,838	4,896
Other noninterest income	2,278	622
Total noninterest income	73,393	74,692
Noninterest expense:
Salaries and employee benefits	392,314	402,187
Occupancy	128,433	135,699
Data processing	1,816,628	109,287
Advertising	27,442	27,779
Professional fees	117,968	30,444
Directors fees	28,350	28,350
Insurance	12,846	11,589
Loan costs	16,831	18,135
ATM fee expense	16,627	11,036
Donations and contributions	16,500	16,500
Other noninterest expense	77,525	78,540
Total noninterest expense	2,651,464	869,546
Net (loss) income before income taxes	(1,716,981)	129,309
Income tax (benefit) expense	(454,843)	40,209
Net (loss) income	$(1,262,138)	$89,100

See accompanying notes to condensed financial statements.

Pioneer Federal Savings and Loan Association

Condensed Statements of Comprehensive Income (unaudited)

Three Months Ended March 31,	2026	2025
Net (loss) income	$(1,262,138)	$89,100
Other comprehensive income (loss):
Unrealized (loss) gain on investment securities available for sale	(14,364)	125,799
Related tax effect	3,782	(33,122)
Other comprehensive (loss) income, net of tax	(10,582)	92,677
Total comprehensive (loss) income	$(1,272,720)	$181,777

See accompanying notes to condensed financial statements.

Pioneer Federal Savings and Loan Association

Condensed Statements of Net Worth (unaudited)

		Accumulated
		Other
	Retained	Comprehensive	Total
	Earnings	Income (Loss)	Net Worth
Balances at December 31, 2024	$18,607,441	$(453,910)	$18,153,531
Net income	89,100	—	89,100
Other comprehensive income	—	92,677	92,677
Balances at March 31, 2025	$18,696,541	$(361,233)	$18,335,308

Balances at December 31, 2025	$18,655,595	$(182,157)	$18,473,438
Net loss	(1,262,138)	—	(1,262,138)
Other comprehensive loss	—	(10,582)	(10,582)
Balances at March 31, 2026	$17,393,457	$(192,739)	$17,200,718

See accompanying notes to condensed financial statements.

Pioneer Federal Savings and Loan Association

Condensed Statements of Cash Flows (unaudited)

Three Months Ended March 31,	2026	2025
Change in cash and cash equivalents:
Cash flows (used in) from operating activities:
Net (loss) income	$(1,262,138)	$89,100
Adjustments to reconcile net income to net cash (used in) from operating activities:
Net accretion of investment securities	(9,479)	(12,211)
Provision for (recovery of) credit losses	49,327	(93,135)
Depreciation	80,936	90,424
Net change in cash value of life insurance	(21,838)	(4,896)
(Benefit from) provision for deferred income tax	(461,135)	118,714
Changes in operating assets and liabilities:
Accrued interest receivable	(46,652)	(13,140)
Other assets	(395,833)	1,265
Accrued interest payable	7,814	(14,366)
Other liabilities	1,294,584	(90,089)
Net cash (used in) from operating activities	(764,414)	71,666
Cash flows (used in) from investing activities:
Proceeds from calls, paydowns, and maturities of investment securities held to maturity	55,503	99,761
Proceeds from calls, paydowns, and maturities of investment securities available for sale	171,218	162,469
Net change in other investments	(4,908)	12,913
Net (increase) decrease in loans	(806,855)	170,872
Purchases of premises and equipment	(3,912)	(23,831)
Net cash (used in) from investing activities	(588,954)	422,184
Cash flows from (used in) financing activities:
Net increase (decrease) in deposits	2,039,800	(745,154)
Net increase in advance payments by borrowers for taxes and insurance	201,738	240,437
Net cash from (used in) financing activities	2,241,538	(504,717)
Net change in cash and cash equivalents	888,170	(10,867)
Cash and cash equivalents at beginning of period	9,194,860	6,433,487
Cash and cash equivalents at end of period	$10,083,030	$6,422,620
Supplemental cash flow information:
Cash paid during the period for:
Interest	$491,664	$458,539
Income taxes	6,343	—
Noncash investing and financing activities:
Change in unrealized (loss) gain on investment securities available for sale	(10,582)	92,677

See accompanying notes to condensed financial statements.

NOTE 1:NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Pioneer Federal Savings and Loan Association (the “Association”) provides a variety of financial services to individuals and corporate members through its branches in Dillon and Deer Lodge, Montana. The Association’s primary source of revenue is residential single-family loans.

On September 11, 2025, the Association formed Pioneer State Bank, a Montana state-chartered banking entity (the “Bank”), for the purpose of facilitating the Association’s conversion from a mutual form of organization to a stock form of organization through the merger of the Association with and into the Bank, with the Bank as the surviving entity. Following the conversion, the Bank will be a wholly owned subsidiary of the Company, and the Company will be owned by its stockholders.

Segment Information

The Association’s reportable segment is determined by the President/Chief Executive Officer (CEO) based upon information provided about the Association’s products and services offered, which relate primarily to banking operations. The segment is also distinguished by the level of information provided by the CEO, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products/services, and customers are similar. The CEO will evaluate the financial performance of the Association’s business components such as evaluating revenue streams, significant expenses, and budget to actual results in assessing the Association’s segment and in the determination of allocating resources. The CEO uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CEO uses net income to benchmark the Association against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessing performance and in establishing compensation. Loans, investments, and deposit product service fees provide the revenues in the banking operation. Interest expense and salaries and employee benefits, as reported on the statements of operations, provide the significant expenses in the banking operation. All operations are domestic.

The Association operates under a single segment. Segment performance is evaluated using net income. The measure of segment assets is reported on the balance sheets as total assets. Noncash items, such as depreciation and amortization, as well as expenditures for premises and equipment, are reported on the statements of cash flows.

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim condensed financial statements and notes should be read in conjunction with the Association’s audited financial statements and notes thereto for the year ended December 31, 2025, filed as part of the Form S-1. In the opinion of management, all adjustments necessary for a fair statement have been made and consist only of normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the entire year.

Significant Accounting Policies and Use of Estimates in Preparation of Financial Statements

The Association has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the audited financial statements for the year ended December 31, 2025, filed as part of the Form S-1. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, and, as such, have a greater possibility of producing results that could be materially different than originally reported. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations. There have been no significant changes to the application of significant accounting policies since December 31, 2025.

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

NOTE 2:INVESTMENT SECURITIES

The amortized cost, allowance for credit losses, and estimated fair value of investment securities available for sale with gross unrealized gains and losses at March 31, 2026 and December 31, 2025 follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2026
U.S. government and agency securities	$1,071,037	$—	$(59,276)	$1,011,761
Obligations of states and political subdivisions	2,883,814	4,790	(90,084)	2,798,520
Mortgage-backed securities	4,978,733	9,052	(287,359)	4,700,426
Total investment securities available for sale	$8,933,584	$13,842	$(436,719)	$8,510,707
December 31, 2025
U.S. government and agency securities	$1,089,563	$—	$(56,630)	$1,032,933
Obligations of states and political subdivisions	2,889,318	7,002	(77,788)	2,818,532
Mortgage-backed securities	5,116,307	12,394	(293,491)	4,835,210
Total investment securities available for sale	$9,095,188	$19,396	$(427,909)	$8,686,675

There was no allowance for credit losses on investment securities available for sale at March 31, 2026 and December 31, 2025.

The following table shows the fair value and gross unrealized losses of investment securities available for sale with unrealized losses at March 31, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2026
U.S. government and agency securities	$—	$—	$1,011,761	$(59,276)	$1,011,761	$(59,276)
Obligations of states and political subdivisions	—	—	1,851,992	(90,084)	1,851,992	(90,084)
Mortgage-backed securities	287,062	(628)	3,578,322	(286,731)	3,865,384	(287,359)
Totals	$287,062	$(628)	$6,442,075	$(436,091)	$6,729,137	$(436,719)
December 31, 2025
U.S. government and agency securities	$—	$—	$1,032,933	$(56,630)	$1,032,933	$(56,630)
Obligations of states and political subdivisions	—	—	1,868,907	(77,788)	1,868,907	(77,788)
Mortgage-backed securities	—	—	3,663,436	(293,491)	3,663,436	(293,491)
Totals	$—	$—	$6,565,276	$(427,909)	$6,565,276	$(427,909)

The following table presents the number and aggregate depreciation from the Association’s amortized cost basis of investment securities available for sale in a continuous unrealized loss position by security type at March 31, 2026:

	Number of	Aggregate
	Securities	Depreciation
U.S. government and agency securities	2	5.53%
Obligations of states and political subdivisions	7	4.64%
Mortgage-backed securities	14	6.92%

These unrealized losses relate principally to the changes in interest rates and are not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements.

In reaching the conclusion that an allowance for credit losses is unnecessary, management observed that the securities were issued by a government body or agency, the securities continue to be highly rated (AA or better) where applicable, the issuer continues to make contractual payments, and the quality of any underlying assets or credit enhancements has not changed. Since management has the ability to hold investment securities for the foreseeable future, the Association expects to recover the amortized cost basis of these securities before they are sold or mature.

The amortized cost, allowance for credit losses, gross unrealized gains and losses, and estimated fair value of investment securities held to maturity at March 31, 2026 and December 31, 2025 follows:

		Gross	Gross
		Unrealized	Unrealized	Allowance for	Estimated
	Amortized Cost	Gains	Losses	Credit Losses	Fair Value
March 31, 2026
U.S. government and agency securities	$68,878	$4	$(2,591)	$—	$66,291
Obligations of states and political subdivisions	755,324	—	(53,274)	—	702,050
Mortgage-backed securities	635,967	8,657	(3,947)	—	640,677
Total investment securities held to maturity	$1,460,169	$8,661	$(59,812)	$—	$1,409,018
December 31, 2025
U.S. government and agency securities	$78,809	$—	$(2,309)	$—	$76,500
Obligations of states and political subdivisions	755,336	—	(32,339)	—	722,997
Mortgage-backed securities	681,662	9,771	(2,112)	—	689,321
Total investment securities held to maturity	$1,515,807	$9,771	$(36,760)	$—	$1,488,818

The Association regularly evaluates various attributes of securities held to maturity to determine the appropriateness of the allowance for credit losses. The credit quality indicators monitored differ depending on the major security type.

The Association evaluates securities issued by the U.S. government and U.S. government-sponsored agencies (e.g., FNMA (“Fannie Mae”), GNMA (“Ginnie Mae”), and FHLMC (“Freddie Mac”) mortgage-backed securities) by considering the creditworthiness and performance of the securities and the strength of guarantees. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Based on this analysis, the Association believes it will collect all amounts owed on these securities and has not recognized an allowance for credit losses on these securities.

Obligations of states and political subdivisions held to maturity are generally evaluated using credit ratings, which are a key indicator of an investment security’s probability of default. The Association uses credit ratings issued by S&P or Moody’s (or both), consisting of the upper- and lower-case letters to identify an investment security’s credit quality rating. “AAA” and “AA” (high credit quality) and “A” and “BBB” (medium credit quality) are considered investment grade. Credit ratings for investment securities below these designations are considered low credit quality. These ratings are updated monthly. The Association may also consider other relevant information that becomes known about the issuer’s or the security’s performance.

Information regarding credit ratings for investment securities held to maturity by major security type as of March 31, 2026 and December 31, 2025 follows:

	AAA	AA	A	BBB	Not Rated	Total
March 31, 2026
Obligations of states and political subdivisions	$—	$550,000	$205,324	$—	$—	$755,324
December 31, 2025
Obligations of states and political subdivisions	$—	$550,000	$205,336	$—	$—	$755,336

No accrued interest was written off during the three months ended March 31, 2026 and 2025. No investment securities held to maturity were past due or on nonaccrual as of March 31, 2026 and December 31, 2025.

Fair values of investment securities are generally estimated based on financial models or prices paid for similar securities. It is possible interest rates or other key inputs to the valuation estimate could change considerably, resulting in a material change in the estimated fair value of investment securities.

The following is a summary of amortized cost (or net carrying amount) and estimated fair value of investment securities by contractual maturity as of March 31, 2026. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Net Carrying	Estimated
	Cost	Fair Value	Amount	Fair Value
Due in one year or less	$530,760	$530,827	$—	$—
Due after one year through five years	2,238,511	2,166,295	—	—
Due after five years through ten years	149,096	145,289	270,280	251,287
Due after ten years	1,036,484	967,870	553,922	517,054
Subtotal	3,954,851	3,810,281	824,202	768,341
Mortgage-backed securities	4,978,733	4,700,426	635,967	640,677
Total	$8,933,584	$8,510,707	$1,460,169	$1,409,018

There were no sales of investment securities during the three months ended March 31, 2026 and 2025.

At March 31, 2026, the amortized cost and estimated fair value of investment securities pledged to secure public deposits was $1,000,000 and $941,370, respectively. At December 31, 2025, the amortized cost and estimated fair value of investment securities pledged to secure public deposits was $1,000,000 and $944,600, respectively.

NOTE 3:LOANS

The following table presents total loans at March 31, 2026 and December 31, 2025, by portfolio segment and class of loan:

	March 31, 2026	December 31, 2025
Commercial:
Other construction and land/land development	$1,057,512	$1,087,189
Commercial real estate	7,578,081	7,147,826
Commercial and industrial	2,292,455	2,317,079
Municipal	44,897	46,214
Residential real estate:
Residential construction	1,554,907	888,416
Revolving, open-end	4,091,344	3,464,812
First liens	73,237,339	73,906,730
Junior liens	1,268,070	1,263,727
Consumer	1,000,125	1,199,819
Subtotal	92,124,730	91,321,812
Allowance for credit losses	(1,168,867)	(1,138,600)
Net deferred loan fees	(417,742)	(421,716)
Loans, net	$90,538,121	$89,761,496

Loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of mortgage loans serviced for others totaled $746,689 at March 31, 2026 and $760,034 at December 31, 2025. Mortgage servicing rights are not material to the financial statements.

Deposit accounts in an overdraft position and reclassified as loans totaled $2,610 at March 31, 2026 and $3,769 at December 31, 2025.

Activity in the allowance for credit losses on loans by portfolio segment follows:

		Residential
	Commercial	Real Estate	Consumer	Total
Allowance for credit losses:
Balance at December 31, 2024	$63,531	$1,138,183	$6,435	$1,208,149
Provision for (recovery of) credit losses on loans	(6,879)	(91,740)	5,484	(93,135)
Loans charged off	—	—	(3,406)	(3,406)
Recoveries of loans previously charged off	—	—	—	—
Balance at March 31, 2025	56,652	1,046,443	8,513	1,111,608

Reserve for unfunded loan commitments
Balance at December 31, 2024				$35,041
Provision for credit losses on unfunded loan commitments				—
Balance at March 31, 2025				$35,041

Allowance for credit losses:
Balance at December 31, 2025	137,257	995,084	6,259	1,138,600
Provision for (recovery of) credit losses on loans	(7,062)	38,065	(773)	30,230
Loans charged off	—	—	(891)	(891)
Recoveries of loans previously charged off	—	—	928	928
Balance at March 31, 2026	$130,195	$1,033,149	$5,523	$1,168,867

Reserve for unfunded loan commitments
Balance at December 31, 2025				$47,183
Provision for credit losses on unfunded loan commitments				19,097
Balance at March 31, 2026				$66,280

No accrued interest was written off by reversing interest income during the three months ended March 31, 2026 and 2025.

There were no collateral dependent loans as of March 31, 2026 and December 31, 2025.

The Association regularly evaluates various attributes of loans to determine the appropriateness of the allowance for credit losses on loans. The credit quality indicators monitored differ depending on the class of loan.

Loans are generally evaluated using the following internally prepared ratings:

●	Pass: These loans are supported by reliable and current financial statements and the Association is protected by adequate collateral margins. The business may not have secondary means of payment, may be relatively new, but has adequate liquidity, equity and profitability.
●	Special Mention: These loans are currently protected but show potential financial, operational or other deterioration or weaknesses that need to be corrected. These credits are still strong enough and/or have ample collateral to ensure that liquidation of the loan is not threatened but could reach that point and become further classified. If weaknesses are significant, even though well secured, the loan should be considered for more serious criticism.
●	Substandard: These loans are no longer protected by the current sound net worth and paying capacity of the obligor. These loans exhibit defined credit weaknesses which, if not corrected, could expose the Association to loss, including all loans which have gone to foreclosure or which have become reliant upon liquidation of collateral for repayment.

●	Doubtful: These loans have deteriorated to the point where collection or liquidation in full, on the basis of currently existing facts, conditions and values, is highly questionable and improbable. If the loss portion of the loan can be reasonably estimated and there are no pending actions which may strengthen or protect the Association from loss, a partial charge-off should be considered.

Internally prepared ratings for loans are updated at least annually.

Residential real estate and consumer loans are generally evaluated based on whether or not the loan is performing according to the contractual terms of the loan as of the balance sheet date. Loans past due 30 days or more and loans on nonaccrual are considered nonperforming.

Information regarding the loan portfolio by risk classification and origination year as of March 31, 2026, follows:

								Revolving
								Loans
								Converted to
	2026	2025	2024	2023	2022	Prior	Revolving	Term Loans	Total
Other construction and land/land development
Pass	$—	$348,919	$559,697	$33,528	$57,790	$57,578	$—	$—	$1,057,512
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Totals	—	348,919	559,697	33,528	57,790	57,578	—	—	1,057,512
Current period gross charge offs	—	—	—	—	—	—	—	—	—
Commercial real estate
Pass	473,741	2,850,587	1,301,704	—	845,586	2,046,463	60,000	—	7,578,081
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Totals	473,741	2,850,587	1,301,704	—	845,586	2,046,463	60,000	—	7,578,081
Current period gross charge offs	—	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	—	1,538,031	18,789	2,436	—	60,936	672,263	—	2,292,455
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Totals	—	1,538,031	18,789	2,436	—	60,936	672,263	—	2,292,455
Current period gross charge offs	—	—	—	—	—	—	—	—	—
Municipal
Pass	—	—	—	—	—	44,897	—	—	44,897
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Totals	$—	$—	$—	$—	$—	$44,897	$—	$—	$44,897
Current period gross charge offs	—	—	—	—	—	—	—	—	—
Residential construction
Performing	$356,093	$1,198,814	$—	$—	$—	$—	$—	$—	$1,554,907
Nonperforming	—	—	—	—	—	—	—	—	—
Totals	356,093	1,198,814	—	—	—	—	—	—	1,554,907
Current period gross charge offs	—	—	—	—	—	—	—	—	—
Revolving, open-end
Performing	—	—	—	—	—	—	4,091,344	—	4,091,344
Nonperforming	—	—	—	—	—	—	—	—	—
Totals	—	—	—	—	—	—	4,091,344	—	4,091,344
Current period gross charge offs	—	—	—	—	—	—	—	—	—
First liens
Performing	1,202,389	5,381,637	8,073,636	7,764,432	11,375,008	36,869,997	—	—	70,667,099
Nonperforming	—	—	—	791,072	—	1,779,168	—	—	2,570,240
Totals	1,202,389	5,381,637	8,073,636	8,555,504	11,375,008	38,649,165	—	—	73,237,339
Current period gross charge offs	—	—	—	—	—	—	—	—	—
Junior liens
Performing	41,662	629,466	386,078	76,389	122,041	12,434	—	—	1,268,070
Nonperforming	—	—	—	—	—	—	—	—	—
Totals	41,662	629,466	386,078	76,389	122,041	12,434	—	—	1,268,070
Current period gross charge offs	—	—	—	—	—	—	—	—	—
Consumer
Performing	64,512	451,546	193,554	156,331	21,833	112,349	—	—	1,000,125
Nonperforming	—	—	—	—	—	—	—	—	—
Totals	$64,512	$451,546	$193,554	$156,331	$21,833	$112,349	$—	$—	$1,000,125
Current period gross charge offs	—	891	—	—	—	—	—	—	891

Information regarding the loan portfolio by risk classification and origination year as of December 31, 2025, follows:

								Revolving
								Loans
								Converted to
	2025	2024	2023	2022	2021	Prior	Revolving	Term Loans	Total
Other construction and land/land development
Pass	$354,590	$575,616	$34,818	$61,851	$47,771	$12,543	$—	$—	$1,087,189
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Totals	354,590	575,616	34,818	61,851	47,771	12,543	—	—	1,087,189
Current period gross charge offs	—	—	—	—	—	—	—	—	—
Commercial real estate
Pass	2,855,732	1,326,304	—	860,452	966,081	1,115,255	24,002	—	7,147,826
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Totals	2,855,732	1,326,304	—	860,452	966,081	1,115,255	24,002	—	7,147,826
Current period gross charge offs	—	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	1,470,768	21,623	2,865	—	—	65,974	657,840	—	2,219,070
Special Mention	98,009	—	—	—	—	—	—	—	98,009
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Totals	1,568,777	21,623	2,865	—	—	65,974	657,840	—	2,317,079
Current period gross charge offs	—	—	—	—	—	—	—	—	—
Municipal
Pass	—	—	—	—	—	46,214	—	—	46,214
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Totals	—	—	—	—	—	46,214	—	—	46,214
Current period gross charge offs	—	—	—	—	—	—	—	—	—
Residential construction
Performing	$888,416	$—	$—	$—	$—	$—	$—	$—	$888,416
Nonperforming	—	—	—	—	—	—	—	—	—
Totals	888,416	—	—	—	—	—	—	—	888,416
Current period gross charge offs	—	—	—	—	—	—	—	—	—
Revolving, open-end
Performing	—	—	—	—	—	—	3,464,812	—	3,464,812
Nonperforming	—	—	—	—	—	—	—	—	—
Totals	—	—	—	—	—	—	3,464,812	—	3,464,812
Current period gross charge offs	—	—	—	—	—	—	—	—	—
First liens
Performing	5,423,253	8,611,224	8,115,642	11,451,615	13,761,538	25,692,748	—	—	73,056,020
Nonperforming	—	—	792,885	—	—	57,825	—	—	850,710
Totals	5,423,253	8,611,224	8,908,527	11,451,615	13,761,538	25,750,573	—	—	73,906,730
Current period gross charge offs	—	—	—	—	—	—	—	—	—
Junior liens
Performing	638,011	390,630	79,447	125,061	—	30,578	—	—	1,263,727
Nonperforming	—	—	—	—	—	—	—	—	—
Totals	638,011	390,630	79,447	125,061	—	30,578	—	—	1,263,727
Current period gross charge offs	—	—	—	—	—	—	—	—	—
Consumer
Performing	569,215	284,421	195,104	27,231	59,335	63,622	—	—	1,198,928
Nonperforming	891	—	—	—	—	—	—	—	891
Totals	$570,106	$284,421	$195,104	$27,231	$59,335	$63,622	$—	$—	$1,199,819
Current period gross charge offs	—	928	1,504	3,406	—	—	—	—	5,838

Loan aging information as of March 31, 2026 and December 31, 2025 follows:

		Loans Past Due	Loans Past Due	Loans Past Due
	Current Loans	30 – 59 Days	60 – 89 Days	90+ Days	Total Loans
March 31, 2026
Other construction and land/land development	$1,057,512	$—	$—	$—	$1,057,512
Commercial real estate	7,578,081	—	—	—	7,578,081
Commercial and industrial	2,292,455	—	—	—	2,292,455
Municipal	44,897	—	—	—	44,897
Residential construction	1,554,907	—	—	—	1,554,907
Revolving, open-end	4,091,344	—	—	—	4,091,344
First liens	70,667,099	2,114,473	455,767	—	73,237,339
Junior liens	1,268,070	—	—	—	1,268,070
Consumer	1,000,125	—	—	—	1,000,125
Total	$89,554,490	$2,114,473	$455,767	$—	$92,124,730
December 31, 2025
Other construction and land/land development	$1,087,189	$—	$—	$—	$1,087,189
Commercial real estate	7,147,826	—	—	—	7,147,826
Commercial and industrial	2,317,079	—	—	—	2,317,079
Municipal	46,214	—	—	—	46,214
Residential construction	888,416	—	—	—	888,416
Revolving, open-end	3,464,812	—	—	—	3,464,812
First liens	73,056,020	336,238	514,472	—	73,906,730
Junior liens	1,263,727	—	—	—	1,263,727
Consumer	1,198,928	891	—	—	1,199,819
Total	$90,470,211	$337,129	$514,472	$—	$91,321,812

At March 31, 2026 and December 31, 2025, there were no loans on nonaccrual. During the three months ended March 31, 2026 and during the year ended December 31, 2025, there was no accrued interest that was written off, related to loans placed in nonaccrual during the year ended.

The Association did not have any loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025.

Directors and executive officers of the Association, including their families and businesses in which they are principal owners, are considered related parties. All loans to these related parties were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and did not involve more than the normal risk of collectability or present other unfavorable features.

A summary of loans to directors, executive officers, and their affiliates as of March 31, 2026 and December 31, 2025 is as follows:

	March 31,	December 31,
	2026	2025
Beginning balance	$553,843	$607,052
New loans	218,697	14,970
Repayments	(13,454)	(68,179)
Ending balance	$759,086	$553,843

NOTE 4:FAIR VALUE MEASUREMENTS

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an order transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant observable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Some assets and liabilities, such as investment securities available for sale, are measured at fair value on a recurring basis under accounting principles generally accepted in the United States. Other assets and liabilities, such as collateral dependent loans, may be measured at fair value on a nonrecurring basis.

Following is a description of the valuation methodology and significant inputs used for each asset and liability measured at fair value on a recurring or nonrecurring basis, as well as the classification of the asset or liability within the fair value hierarchy.

Investment securities available for sale — Investment securities available for sale may be classified as Level 1, Level 2, or Level 3 measurements within the fair value hierarchy. Level 1 securities include investment securities traded on a national exchange. The fair value measurement of a Level 1 security is based on the quoted price of the security. Level 2 securities include U.S. government and agency securities, obligations of states and political subdivisions, and mortgage-backed securities. The fair value measurement of a Level 2 security is obtained from monthly brokerage account statements and is based on recent sales of similar securities and other observable market data.

Loans — Loans are not measured at fair value on a recurring basis. However, individually evaluated loans may be measured at fair value on a nonrecurring basis. The fair value measurement of a loan that is collateral dependent is based on the fair value of the underlying collateral. Independent appraisals are obtained that utilize one or more valuation methodologies — typically they will incorporate a comparable sales approach and an income approach. Management routinely evaluates the fair value measurements of independent appraisers and adjusts those valuations based on differences noted between actual selling prices of collateral and the most recent appraised value. Such adjustments are usually significant, which results in a Level 3 classification. All other individually evaluated loan measurements are based on other loss estimation methodologies and, thus, are not fair value measurements.

Mutual funds — Mutual funds are considered equity securities with a readily determinable fair value and are measured at fair value on a recurring basis. The fair value measurement of equity securities with a readily determinable fair value are based on the quoted price of the security and is considered a Level 1 fair value measurement.

Information regarding the fair value of assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 follows:

	Recurring Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2026
Assets:
Investment securities available for sale	$—	$8,510,707	$—	$8,510,707
Other investments – mutual funds	301,467	—	—	301,467
Totals	$301,467	$8,510,707	$—	$8,812,174
December 31, 2025
Assets: Investment securities available for sale	$—	$8,686,675	$—	$8,686,675
Other investments – mutual funds	301,159	—	—	301,159
Totals	$301,159	$8,686,675	$—	$8,987,834

There were no assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2026 and December 31, 2025.

The Association estimates fair value of all financial instruments regardless of whether such instruments are measured at fair value. The following methods and assumptions were used by the Association to estimate fair value of financial instruments not previously discussed.

Cash and cash equivalents — The carrying value approximates fair value.

Investment securities held to maturity — Fair value of investment securities held to maturity is based on dealer quotations on similar securities near period-end.

Loans – Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Fair value of variable rate loans that reprice frequently is based on carrying values. Fair value of other loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. Fair value of individually analyzed and other non-performing loans is estimated using discounted expected cash flows or fair value of the underlying collateral, if applicable.

FHLB stock — The carrying value approximates fair value.

Accrued interest receivable — The carrying value approximates fair value.

Cash value of life insurance — The carrying value approximates fair value.

Deposits — Fair value of deposits with no stated maturity, such as NOW, passbook, and insured money market accounts, by definition, is the amount payable on demand on the reporting date. Fair value of certificates of deposit is estimated using discounted cash flows applying interest rates currently offered on issue of similar time deposits.

Advance payments by borrowers for taxes and insurance — The carrying value approximates fair value.

Federal Home Loan Bank advances — Federal Home Loan Bank advances are carried at cost, and the fair value is obtained from a third party using actual Association data and current market rates.

Accrued interest payable — The carrying value approximates fair value.

The carrying value and estimated fair value of financial instruments at March 31, 2026 and December 31, 2025 follows:

	Carrying	Estimated	Fair Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Financial assets:
Cash and cash equivalents	$10,083,030	$10,083,030	$10,083,030	$—	$—
Investment securities available for sale	8,510,707	8,510,707	—	8,510,707	—
Investment securities held to maturity	1,460,169	1,409,018	—	1,409,018	—
Loans, net	90,538,121	85,875,821	—	—	85,875,821
FHLB stock	432,000	432,000	—	432,000	—
Mutual funds	301,467	301,467	301,467	—	—
Accrued interest receivable	406,220	406,220	406,220	—	—
Cash value of life insurance	2,254,183	2,254,183	—	2,254,183	—
Total	$113,985,897	$109,272,446	$10,790,717	$12,605,908	$85,875,821
Financial liabilities:
Deposits	$94,715,107	$94,661,107	$55,520,292	$—	$39,140,815
Advance payments by borrowers for taxes and insurance	322,199	322,199	—	322,199	—
Federal Home Loan Bank advances	8,000,000	8,063,000	—	8,063,000	—
Accrued interest payable	64,447	64,447	64,447	—	—
Total	$103,101,753	$103,110,753	$55,584,739	$8,385,199	$39,140,815

	Carrying	Estimated	Fair Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Financial assets:
Cash and cash equivalents	$9,194,860	$9,194,860	$9,194,860	$—	$—
Investment securities available for sale	8,686,675	8,686,675	—	8,686,675	—
Investment securities held to maturity	1,515,807	1,488,818	—	1,488,818	—
Loans, net	89,761,496	84,201,789	—	—	84,201,789
FHLB stock	427,400	427,400	—	427,400	—
Mutual funds	301,159	301,159	301,159	—	—
Accrued interest receivable	359,568	359,568	359,568	—	—
Cash value of life insurance	2,232,345	2,232,345	—	2,232,345	—
Total	$112,479,310	$106,892,614	$9,855,587	$12,835,238	$84,201,789
Financial liabilities:
Deposits	$92,675,307	$92,633,307	$58,338,645	$—	$34,294,662
Advance payments by borrowers for taxes and insurance	120,461	120,461	—	120,461	—
Federal Home Loan Bank advances	8,000,000	8,149,000	—	8,149,000	—
Accrued interest payable	56,633	56,633	56,633	—	—
Total	$100,852,401	$100,959,401	$58,395,278	$8,269,461	$34,294,662

Limitations — The fair value of a financial instrument is the current amount that would be exchanged between market participants, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Association’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Consequently, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Association.

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Association’s entire holdings of a particular instrument. Because no market exists for a significant portion of the Association’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters that could affect the estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business. Deposits with no stated maturities are defined as having a fair value equivalent to the amount payable on demand. This prohibits adjusting fair value derived from retaining those deposits for an expected future period of time. This component, commonly referred to as a deposit base intangible, is neither considered in the above amounts nor is it recorded as an intangible asset on the balance sheet. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

NOTE 5:REGULATORY MATTERS

The Association is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Association’s financial statements.

In September 2019, the FDIC finalized a rule that introduced an optional simplified measure of capital adequacy known as the community bank leverage ratio (CBLR) framework. In order to qualify for the CBLR framework, the Association must have a Tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities.

Under the final rule, an eligible community banking organization can opt out of the CBLR framework and revert back to a risk-weighting framework without restriction.

As of March 31, 2026 and December 31, 2025, the Association qualified for and elected to use the CBLR framework. An institution opting into the CBLR framework and meeting all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital.

As of March 31, 2026, the most recent notification from the regulatory agencies categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association’s eligibility to opt into the CBLR framework.

The Association’s actual capital amounts and ratios as of March 31, 2026 and December 31, 2025, are presented in the following table:

			To Be Well Capitalized
			Under Prompt Corrective
	Actual		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio
March 31, 2026
Community Bank Leverage Ratio	$17,622	14.81%	$10,707	≥9.00%
December 31, 2025
Community Bank Leverage Ratio	$18,882	16.05%	$10,587	≥9.00%

NOTE 6:PLAN OF CONVERSION AND CHANGE IN CORPORATE FORM

On September 16, 2025, the Board of Directors of the Association adopted a plan of conversion (the “Plan”). Under the Plan, the Association proposes to convert into a stock bank structure with the establishment of a stock holding company (i.e., the Company), as parent of the Bank. The Association formed the Bank, a Montana state-chartered banking entity, for the purpose of facilitating the conversion to a stock bank through a merger of the Association with and into the Bank, with the Bank as the surviving entity. Following the conversion, the Bank will be a wholly owned subsidiary of the Company, and the Company will be owned by its stockholders. Pursuant to the Plan, the Bank determined the total offering value and number of shares of common stock based upon an independent appraiser’s valuation. In addition, the Bank’s Board of Directors adopted an Employee Stock Ownership Plan (ESOP) which will subscribe for 8% of the common stock sold in the offering.

The Company is organized as a corporation under the laws of the State of Maryland and will own all of the outstanding common stock of the Bank upon completion of the conversion. The costs of issuing the common stock will be deferred and deducted from the sales proceeds of the offering. If the conversion is unsuccessful, all deferred costs will be charged to operations. The Bank had incurred deferred conversion costs totaling approximately $2,305,000 as of March 31, 2026 and $2,002,000 as of December 31, 2025.

At the completion of the conversion to stock form, the Association will maintain a liquidation account in the amount of the net worth of the Association prior to conversion. The liquidation accounting will be maintained for the benefit of eligible savings account holders who maintain deposit accounts in the Association after conversion.

The conversion will be accounted for as a change in corporate form with the historic basis of the Association’s assets, liabilities and equity unchanged as a result. The Company is an “emerging growth company”, as defined in the JOBS Act, and, for as long as it continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” The Company intends to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, its financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

NOTE 7: SUBSEQUENT EVENTS

Subsequent to March 31, 2026, the Association incurred additional deferred conversion costs of approximately $498,000, bringing total deferred conversion costs to approximately $2,803,000 as of May 15, 2026.

Management has evaluated subsequent events for recognition and disclosure through May 15, 2026, which is the date the financial statements were available to be issued.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our financial information and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the accompanying unaudited financial statements and the audited financial statements which appear beginning on page F-1 of our prospectus dated March 16, 2026.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the asset quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, which are worse than expected including as a result of employment levels and labor shortages, and the effects of inflation, a potential recession or slowing of economic growth;

●	inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments, our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and will make in the future;

●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;

●	our ability to access cost-effective funding;

●	our ability to maintain adequate liquidity, primarily through deposits;

●	fluctuations in real estate values and in the conditions of the residential real estate and commercial real estate markets;

●	demand for loans and deposits in our market area;

●	our ability to implement and change our business strategies, and the expense related to such implementation;

●	increased competition among depository and other banking and non-banking institutions;

●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;

●	changes in the quality or composition of our loan or investment portfolios;

●	technological changes that may be more difficult, resources intensive or expensive than expected;

●	the inability of third-party providers to perform as expected;

●	a failure or breach of our operational or information security systems or infrastructure, including cyberattacks;

●	our ability to manage market risk, credit risk and operational risk;

●	our ability to efficiently and successfully enter new markets and capitalize on growth opportunities;

●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC or the Public Company Accounting Oversight Board;

●	our ability to retain key employees; and

●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies and Use of Critical Accounting Estimates

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use with respect to critical accounting policies are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our critical accounting policies:

Allowance for Credit Losses (ACL).   The allowance for credit losses is the estimated amount considered necessary to cover expected credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for credit losses on loans which is charged against income, in determining the allowance for credit losses, management makes significant estimates and has identified this policy as one of our most critical accounting policies. The Association adopted the Current Expected Credit Loss (CECL) accounting standard effective January 1, 2023, using the Weighted Average Remaining Maturity (WARM) method. The WARM method calculates an average annualized historical Net Charge-off (NCO) rate for a specific segment of a loan portfolio over a defined lookback period. The WARM factor represents the estimated remaining life of the loan portfolio segment, adjusted for scheduled amortization and estimated prepayments. Qualitative adjustments (Q factors) are incorporated to account for factors not captured by the historical data, such as current economic conditions and forecasts that might differ from historical trends. The ACL calculation is the average annual NCO rates multiplied by the estimated remaining life of the loan portfolio segment (WARM factor) and then adjusted by the Q factors to arrive at the estimated ACL.

Management performs a quarterly evaluation of the allowance for credit losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

The analysis has two components, specific and general allowances. The specific allowance is for unconfirmed losses related to loans that require individual evaluation with expected credit losses being measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan’s carrying value, a charge is recorded for the difference. The general allowance, which is for loans reviewed collectively, is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes historical loss percentages and qualitative factors that are applied to the loan groups to determine the amount of the allowance for credit losses necessary for loans that are reviewed collectively. The qualitative component is critical in determining the allowance for credit losses as certain trends may indicate the need for changes to the allowance for credit losses based on factors beyond the historical loss history. Not incorporating a qualitative component could misstate the allowance for credit losses. Actual credit losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.

Deferred Tax Assets.   We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Determining the proper valuation allowance for deferred taxes is critical in properly valuing the deferred tax asset and the related recognition of income tax expense or benefit. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.

Fair Value Measurements.   The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics. may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. For a detailed description of the fair values measured at each level of the fair value hierarchy and the methodology we use, see Note 4 of the notes to the financial statements.

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

Total Assets.   Total assets increased $2.3 million, or 1.9%, since December 31, 2025. The increase was primarily comprised of increases in cash and cash equivalents of $888,000, net loans of $777,000, deferred tax asset of $465,000, prepaid conversion costs of $302,000, and other assets of $93,000, which was partially offset by decreases in investment securities available for sale of $176,000, and investment securities held to maturity of $56,000.

Cash and Cash Equivalents.   Cash and cash equivalents increased by $888,000, or 9.7%, to $10.1 million at March 31, 2026, compared to $9.2 million at December 31, 2025. This increase was primarily due to an increase of deposits, as well as maturities and payments received on investment securities available for sale and investment securities held to maturity.

Investment Securities Available for Sale.   Investment securities available for sale decreased by $176,000, or 2.0%, since December 31, 2025. The decline was a result of maturities and principal payments on mortgage-backed securities. No purchases of investment securities available for sale occurred during the three months ended March 31, 2026. The unrealized loss on investment securities available for sale increased $14,000 during the three months ended March 31, 2026 from $409,000 at December 31, 2025 to $423,000 at March 31, 2026.

Investment Securities Held to Maturity.   Investment securities held to maturity decreased by $56,000, or 3.7%, from December 31, 2025 to $1.5 million at March 31, 2026. This decrease was the result of principal payments on mortgage-backed securities.

Gross Loans.   Gross loans increased $803,000, or 0.9%, to $92.1 million at March 31, 2026 compared to December 31, 2025, primarily due to one large commercial real estate loan of $474,000 funded in February 2026 and stronger residential real estate loan demand as mortgage rates declined.

Residential one- to four-family mortgage loans (including residential construction loans) increased $628,000, or 0.8%, from $79.5 million at December 31, 2025 to $80.2 million at March 31, 2026. Commercial real estate loans increased $430,000, or 6%, from December 31, 2025 to $7.6 million at March 31, 2026. Commercial construction and land development loans decreased by $30,000, or 2.7%, to $1.1 million at March 31, 2026. Commercial loans decreased $26,000, or 1.1%, to $2.3 million at March 31, 2026. Consumer loans decreased $200,000, or 16.6%, to $1.0 million at March 31, 2026.

Deposits.   Deposits increased to $94.7 million at March 31, 2026, an increase of $2.0 million, or 2.2%, from $92.7 million at December 31, 2025. Non-maturity deposits decreased $3.0 million and time deposits increased by $5.0 million. The decrease in non-maturity deposits was primarily due to timing of payroll runs with a few larger business customers as well as customers moving from non-maturity savings accounts to time deposits, specifically the new flex CD product. The increase in time deposits was primarily due to customers moving from non-maturity savings accounts to time deposits, specifically the new flex CD product. The majority of the time deposit increase were into certificates of deposit with maturities of less than one year.

Borrowings.   Federal Home Loan Bank advances totaled $8.0 million outstanding at both March 31, 2026 and December 31, 2025. The borrowing originated in September 2023 for the purpose of construction of our new facility in Deer Lodge as well as funding loan growth. At March 31, 2026, the Association had access to up to $42.7 million of additional advances from the Federal Home Loan Bank compared to $42.1 million at December 31, 2025.

Total Net Worth.   Total net worth decreased $1.3 million, or 6.9%, to $17.2 million at March 31, 2026, compared to $18.5 million at December 31, 2025. Retained earnings were decreased by net losses of $1.3 million and an increase in accumulated other comprehensive loss of $10,000 during the three months ended March 31, 2026.

Average Balances and Yields.   The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects are immaterial. Average balances are daily average balances. Non-accrual loans are included in average balances only. Average yields include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Net deferred loan fees/costs amounts are immaterial.

	For the Three Months Ended March 31,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate(4)	Balance	Interest	Yield/Rate(4)

Interest-earning assets:	(Dollars in thousands)
Interest-bearing deposits	$6,719	$49	2.92%	$5,011	$41	3.27%
Investment securities	10,554	68	2.58%	12,267	79	2.58%
Loans	91,389	1,283	5.62%	88,005	1,145	5.20%
Other investments	427	10	9.37%	428	10	9.35%
Total interest-earning assets	109,089	1,410	5.17%	105,711	1,275	4.82%
Noninterest-earning assets	10,565			7,748
Allowance for credit losses	(1,139)			(1,146)
Total assets	$118,515			$112,313
Interest-bearing liabilities:
Interest-bearing demand deposits	$13,746	7	0.20%	$12,637	6	0.19%
Savings deposits	34,874	96	1.10%	33,457	93	1.11%
Certificates of deposit	35,757	311	3.48%	32,015	259	3.24%
Total interest-bearing deposits	84,377	414	1.96%	78,109	358	1.83%
Federal Home Loan Bank advances	8,000	86	4.30%	8,000	86	4.30%
Total interest-bearing liabilities	92,377	500	2.17%	86,109	444	2.06%
Noninterest-bearing demand deposits	6,746			6,450
Other noninterest-bearing liabilities	913			1,050
Total liabilities	100,036			93,609
Total equity capital	18,479			18,704
Total liabilities and equity capital	$118,515			$112,313
Net interest income		$910			$831
Net interest rate spread(1)			3.01%			2.76%
Net interest-earning assets(2)	$16,712			$19,602
Net interest margin(3)			3.34%			3.14%
Average interest-earning assets to interest-bearing liabilities	118.09%			122.76%

(1) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and weighted average rate of interest-bearing liabilities.
(2) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average total interest-earning assets.

	Three Months Ended March 31, 2026 vs. March 31, 2025
	Increase (Decrease) Due to:		Total Increase
	Volume	Rate	(Decrease)

	(ln thousands)
Interest-earning assets:
Interest-bearing deposits	12	(4)	8
Investment securities	(11)	—	(11)
Loans	45	93	138
Other investments	—	—	—
Total interest-earning assets	46	89	135
Interest-bearing liabilities:
Interest-bearing demand deposits	1	—	1
Savings deposits	4	(1)	3
Certificates of deposit	32	20	52
Total interest-bearing deposits	37	19	56
Federal Home Loan Bank advances	—	—	—
Total interest-bearing liabilities	37	19	56
Change in net interest income	9	70	79

Comparison of Operating Results for the Three Months ended March 31, 2026 and 2025

General.   Net loss for the three months ended March 31, 2026 was $1.3 million, a decrease of $1.4 million, or 1,526.5%, compared to net income of $89,000 for the three months ended March 31, 2025. The decrease in net income was primarily due to a one-time expense of $1.7 million for conversion costs for our core data processing platform to a new platform scheduled for July 2026, provision for credit losses on loans and unfunded commitments of $49,000 as compared to a $93,000 recovery in the three months ended March 31, 2025, and an increase in professional fees of $88,000 incurred in 2026 for the stock offering and conversion, partially offset by an increase of $79,000 in net interest income and a $495,000 decrease in income tax.

Interest Income.   Interest income increased by $135,000, or 10.6%, to $1.4 million at March 31, 2026 from $1.3 million at March 31, 2025. The increase in interest income is attributed primarily to a $138,000, or 12.1% increase in loan interest income. The increased loan interest income primarily resulted from the lagged impact of elevated 2023 and 2024 loan yields on the portfolio, as those loans had not yet repriced lower by March 31, 2025, partially offset by later 2025 rate declines.

The average balance of loans during the three months ended March 31, 2026 increased by $3.4 million, or 3.8%, from the three months ended March 31, 2025. The average yield on loans increased to 5.62% for the three months ended March 31, 2026, from 5.20% for the three months ended March 31, 2025.

The average balance of investment securities decreased $1.7 million, or 13.8% to $10.6 million for the three months ended March 31, 2026, from $12.3 million for the three months ended March 31, 2025. The average yield on investment securities remained stable at 2.58% for the three months ended March 31, 2026 and 2025.

Interest Expense.   Total interest expense increased $55,000, or 12.5%, to $500,000 for the three months ended March 31, 2026 from March 31, 2025. The increase was primarily attributable to the increased average balance of certificates of deposit during the year, reflecting increased customer demand for certificates of deposit with the additional offering of the flex certificates of deposit accounts.

There was an increase in the average cost of interest-bearing deposits to 1.96% for the three months ended March 31, 2026 from 1.83% for the three months ended March 31, 2025, reflecting the renewals of time deposits in the current market interest rate environment. The average balance of interest-bearing deposits increased by $6.2 million, or 8.0%, to $84.3 million for the three months ended March 31, 2026 from $78.1 million for the three months ended March 31, 2025.

Interest paid on FHLB borrowings remained stable with no changes in borrowings from March 31, 2025 to March 31, 2026.

Net Interest Income.   Net interest income increased $79,000, or 9.5%, to $910,000 for the three months ended March 31, 2026 compared to $831,000 for the three months ended March 31, 2025. The increase reflects the increase in the interest rate spread to 3.01% for the three months ended March 31, 2026 from 2.76% for the three months ended March 31, 2025, while average net interest-earning assets decreased $2.9 million year-to-year. The net interest margin increased to 3.34% for the three months ended March 31, 2026 from 3.14% for the three months ended March 31, 2025. Both the interest rate spread and net interest margin increased due to the declining interest rate environment, along with interest-earning assets repricing more slowly than interest-bearing liabilities.

Provision for (Recovery of) Credit Losses.    The provision for (recovery of) credit losses on loans for the three months ended March 31, 2026 was $30,000 compared to ($93,000) for the three months ended March 31, 2025, an increase of $123,000. The allowance for credit losses increased by $30,000, or 2.7%, to $1.2 million at March 31, 2026 from $1.1 million at March 31, 2025. The allowance for credit losses represented 1.27% of total loans at March 31, 2026 and March 31, 2025. The determination of the adequacy of the allowance for credit losses was based primarily on the low balances of nonperforming loans, delinquent loans and net charge offs in both periods. The provision for (recovery of) credit losses on unfunded loan commitments increased by $19,000 for the three months ended March 31, 2026 from the three months ended March 31, 2025. The reserve for unfunded loan commitments increased $31,000, or 88.6%, to $66,000 at March 31, 2026 from $35,000 at March 31, 2025.

The increase in the provision for credit losses was primarily attributable to increases in nonperforming loans and increases in gross loans of $788,000 or 0.9% during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Total nonperforming loans were $2.6 million at March 31, 2026, compared to $852,000 at December 31, 2025. Total loans past due 30 days or greater were $2.6 million at March 31, 2026 and $852,000 at December 31, 2025; the increase in total loans past due 30 days or greater at March 31, 2026 was primarily related to one large credit with a balance of $1.5 million that was brought back to current status in the first week of April. As a percentage of nonperforming loans, the allowance for credit losses was 45.48% at March 31, 2026 compared to 133.69% at December 31, 2025.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover current expected credit losses which were inherent in the loan portfolio at March 31, 2026 and December 31, 2025. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any such increase in future provisions that may be required may adversely impact the Bank’s financial condition and results of operations. Furthermore, as an integral part of its examination process, the FDIC will periodically review our allowance for credit losses. The FDIC may have judgements different than those of management, and we may determine to increase our allowance as a result of these regulatory reviews.

Noninterest Income.   Noninterest income totaled $73,000 for the three months ended March 31, 2026, a decrease of $2,000, or 2.7%, from $75,000 for the three months ended March 31, 2025. The decrease was primarily due to a $21,000 decrease in interchange fees as mostly offset by a $17,000 increase in cash value of life insurance from an additional $1.5 million policy purchased in September 2025, $2,000 increase in service fees, and $2,000 increase in other noninterest income.

Noninterest Expense.   Noninterest expense increased $1.8 million, or 204.9%, to $2.7 million for the three months ended March 31, 2026, compared to $870,000 for the three months ended March 31, 2025. The increase was primarily attributable to a one-time expense of $1.7 million for conversion costs for our core data processing platform to a new platform scheduled for July 2026, and an increase in professional fees of $88,000 incurred in 2026 for the stock offering and conversion, partially offset by a decrease of $10,000 in salaries and employee benefits.

Provision for Income Taxes.   The provision for income taxes decreased by $495,000, or 1,231.2%, to ($455,000) for the three months ended March 31, 2026, compared to $40,000 for the three months ended March 31, 2025. The decrease was due primarily to the increase in the deferred tax asset related to accrual to cash adjustments on the one-time conversion expenses, decrease in net income combined with an increase in tax benefit related to cash value of life insurance of $17,000. The effective tax rates were 26.5% and 31.1% for the three months ended March 31, 2026 and 2025, respectively.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. At March 31, 2026, we had $8.0 million in borrowings from the FHLB with additional capacity to borrow $42.7 million.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.

Our most liquid assets are cash and short-term investments. The levels of these assets depend on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the three months ended March 31, 2026, cash flows from operating, investing, and financing activities resulted in a net increase in cash and cash equivalents of $888,000. Net cash used in operating activities amounted to $764,000, primarily due to net losses of $1.3 million, net increases in deferred tax asset and other assets, and net decrease in other liabilities. Net cash used in investing activities amounted to $589,000, primarily due to a net increase in loans as partially offset by paydowns on investment securities. Net cash provided by financing activities amounted to $2.2 million, primarily due to a net decrease in deposits.

For the three months ended March 31, 2025, cash flows from operating, investing, and financing activities resulted in a net decrease in cash and cash equivalents of $11,000. Net cash provided by operating activities amounted to $72,000, primarily due to net income of $89,000. Net cash provided by investing activities amounted to $422,000, primarily due to paydowns on investment securities and a net decrease in loans of $171,000. Net cash used in financing activities amounted to $505,000, primarily due to a net decrease in deposits.

We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2026, the Association was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see Note 5 in the notes to financial statements appearing elsewhere in this report.

Off-Balance Sheet Arrangements.   At March 31, 2026, we had $1.6 million of outstanding commitments to originate loans, $2.1 million in unused commercial line of credit commitments, $1.7 million of remaining draws on construction loans and $3.2 million of unfunded home equity loans. At March 31, 2026, certificates of deposit and individual retirement accounts that are scheduled to mature on or before March 31, 2027 totaled $36.2 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Management of Market Risk

General.   Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. All directors participate in discussions during the regular board meetings evaluating the interest rate risk inherent in our assets and liabilities, and the level of risk that is appropriate. These discussions take into consideration our business strategy, operating environment, capital, liquidity and performance objectives consistent with the policy and guidelines approved by them.

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings. Among the techniques we are using to manage interest rate risk are:

●	maintaining capital levels that exceed the thresholds for well-capitalized status under federal regulations;

●	maintaining a high level of liquidity;

●	growing our core deposit accounts;

●	managing our investment securities portfolio so as to reduce the average maturity and effective life of the portfolio; and

●	continuing to diversify our loan portfolio by adding more commercial real estate loans and commercial loans, which typically have shorter maturities and/or balloon payments.

By following these strategies, we believe that we are better positioned to react to increases and decreases in market interest rates.

We have not engaged in hedging activities, such as engaging in futures or options. We do not anticipate entering into similar transactions in the future.

Economic Value of Equity.   We compute amounts by which the net present value of our assets and liabilities (economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases instantaneously by 100, 200 and 300 basis point increments or decreases instantaneously by 100, 200 and 300 basis point increments.

The following table sets forth, as of March 31, 2026, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At March 31, 2026
				EVE as a Percentage of Present
				Value of Assets(3)
		Estimated Increase (Decrease) in			Increase
Change in Interest Rates	Estimated	EVE			(Decrease)
(basis points)(1)	EVE(2)	Amount	Percent	EVE Ratio(4)	(basis points)

	(Dollars in thousands)
300	10,708	(6,493)	(37.75)%	8.76%	(531)
200	12,570	(4,631)	(26.92)%	10.28%	(379)
100	14,724	(2,477)	(14.40)%	12.04%	(203)
-	17,201	—	—	14.07%	—
(100)	19,954	2,753	16.00%	16.32%	225
(200)	23,135	5,934	34.50%	18.92%	485
(300)	26,823	9,622	55.94%	21.93%	787

(1)	Assumes an immediate uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at March 31, 2026, we would have experienced a 34.50% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates and a 26.92% decrease in EVE in the event of an instantaneous 200 basis point increase in market interest rates.

Change in Net Interest Income.   The following table sets forth, at March 31, 2026, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve.

At March 31, 2026
Change in Interest Rates	Net Interest Income Year 1
(basis points)(1)	Forecast	Year 1 Change from Level

	(Dollars in thousands)
+300	3,565	(5.64)%
+200	3,636	(3.76)%
+100	3,707	(1.88)%
Level	3,778	-%
-100	3,840	1.64%
-200	3,893	3.04%
-300	3,934	4.13%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at March 31, 2026, we would have experienced a 3.04% increase in net interest income in the event of an instantaneous 200 basis point decrease in market interest rates and a 3.76% decrease in net interest income in the event of an instantaneous 200 basis point increase in market interest rates.

Certain shortcomings are inherent in the methodologies used in the interest rate risk modeling methodologies summarized above. Modeling changes in EVE and NII require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. For instance, the EVE and NII tables presented above assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. However, the shape of the yield curve changes constantly and the value and pricing of our assets and liabilities, including our deposits, may not closely correlate with changes in market interest rates. Accordingly, although the EVE and NII tables may provide an indication of our interest rate risk exposure at a particular point in time and in the context of a particular yield curve, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on EVE and NII and will differ from actual results.

EVE and NII calculations also may not reflect the fair values of financial instruments. For example, a decrease in market interest rates can increase the fair values of our loans, deposits and borrowings. Conversely, an increase in market interest rates can decrease the fair value of our loans, deposits and borrowings.

Item 4 – Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, who serves as the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer, in his capacity as both principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

During the quarter ended March 31, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. In the opinion of management, we are not presently involved in any legal proceedings the resolution of which we believe would have a material adverse effect on our business, financial condition or results of operations.

Item 1A – Risk Factors

Not applicable

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

During the three months ended March 31, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6 – Exhibits

Exhibit No.	Description

31	Rule 13a-14(a) / 15d-14(a) Certification of the Principal Executive Officer and Principal Financial Officer
32	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer
101

The following materials from. PSB Financial, Inc. Form 10-Q for the three months ended March 31, 2026, formatted in Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Comprehensive Income, (iv) the Condensed Statements of Net Worth, (v) the Condensed Statements of Cash Flows, and (vi) related notes.

104	Cover Page Interactive Data File (embedded in the cover page formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSB Financial, Inc.

(registrant)

Mar
Date: May 15, 2026	/s/ Phillip K. Willett
Phillip K. Willett
President and Chief Executive Officer (On behalf of Registrant and as Principal Financial Officer)