Form 10-Q
period 2026-06-30
PSB Financial, Inc.
filed 2026-08-14
CIK 2087419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file Number: 000-56852

PSB Financial, Inc.

(Exact Name of Registrant as Specified in its Charter)

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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒        NO   ☐

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

As of August 14, 2026, there were 1,719,250 shares outstanding of the registrant’s common stock.

PSB Financial, Inc.

PART I - FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

PSB Financial, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	Unaudited	December 31,
As of	June 30, 2026	2025
ASSETS
Cash and due from banks	$780,129	$360,992
Interest-bearing deposits	21,002,109	8,833,868
Cash and cash equivalents	21,782,238	9,194,860
Investment securities available for sale, net of allowance for credit losses of $0 at June 30, 2026 and December 31, 2025 (amortized cost of $8,794,555 and $9,095,188 at June 30, 2026 and December 31, 2025, respectively)	8,367,925	8,686,675
Investment securities held to maturity, net of allowance for credit losses of $0 at June 30, 2026 and December 31, 2025 (fair value of $1,377,371 and $1,488,818 at June 30, 2026 and December 31, 2025, respectively)	1,416,188	1,515,807
Loans, net of allowance for credit losses of $1,118,851 and $1,138,600 at June 30, 2026 and December 31, 2025, respectively	92,220,076	89,761,496
Premises and equipment, net	4,727,584	4,864,836
Other investments	739,890	728,559
Accrued interest receivable	411,118	359,568
Cash value of life insurance	2,276,540	2,232,345
Accrued income taxes receivable	46,405	46,405
Deferred tax asset	926,910	388,318
Prepaid conversion costs	—	2,002,360
Other assets	334,061	219,993
Total Assets	$133,248,935	$120,001,222
LIABILITIES
Interest-bearing deposits	$87,012,652	$84,491,349
Noninterest-bearing deposits	7,683,700	8,183,958
Total deposits	94,696,352	92,675,307
Advance payments by borrowers for taxes and insurance	209,537	120,461
Federal Home Loan Bank advances	8,000,000	8,000,000
Accrued interest payable	56,742	56,633
Deferred compensation	280,754	308,622
Reserve for unfunded loan commitments	66,014	47,183
Other liabilities	702,629	319,578
Total Liabilities	104,012,028	101,527,784
SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 500,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 5,000,000 shares authorized, 1,719,250 issued and outstanding at June 30, 2026	17,193	—
Additional paid-in capital	13,535,550	—
Unallocated common stock of ESOP	(1,365,375)	—
Retained earnings	17,245,044	18,655,595
Accumulated other comprehensive loss	(195,505)	(182,157)
Total Shareholders' Equity	29,236,907	18,473,438
Total Liabilities and Shareholders' Equity	$133,248,935	$120,001,222

See accompanying notes to condensed consolidated financial statements.

PSB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income:
Loans, including fees	$1,311,503	$1,177,341	$2,594,303	$2,321,963
Investment securities:
Taxable	43,562	50,976	87,795	102,708
Tax-exempt	28,715	28,068	52,377	55,100
Other	107,116	68,777	166,316	120,592
Total interest income	1,490,896	1,325,162	2,900,791	2,600,363
Interest expense:
Deposits	472,587	335,953	886,065	694,126
FHLB advances	86,983	86,956	172,983	172,956
Total interest expense	559,570	422,909	1,059,048	867,082
Net interest income	931,326	902,253	1,841,743	1,733,281
Provision for (recovery of) credit losses on loans	(53,418)	(11,243)	(23,188)	(104,378)
Provision for (recovery of) credit losses on unfunded loan commitments	(266)	—	18,831	—
Net interest income after provision for credit losses	985,010	913,496	1,846,100	1,837,659
Noninterest income:
Service fees	16,840	14,349	33,992	30,001
Interchange fees	29,687	33,578	61,812	87,100
Increase in cash value of life insurance	22,357	4,994	44,195	9,890
Other noninterest income	16,987	729	19,265	1,351
Total noninterest income	85,871	53,650	159,264	128,342
Noninterest expense:
Salaries and employee benefits	439,685	426,382	831,999	828,569
Occupancy	132,976	133,127	261,409	268,826
Data processing	397,261	111,134	2,213,889	220,421
Advertising	31,879	29,115	59,321	56,894
Professional fees	170,085	122,205	288,053	152,649
Directors fees	28,350	28,350	56,700	56,700
Insurance	8,400	11,595	21,246	23,184
Loan costs	20,070	11,557	36,901	29,692
ATM fee expense	3,832	19,264	20,459	30,300
Donations and contributions	11,000	16,500	27,500	33,000
Other noninterest expense	48,393	52,504	125,918	131,044
Total noninterest expense	1,291,931	961,733	3,943,395	1,831,279
Net (loss) income before income taxes	(221,050)	5,413	(1,938,031)	134,722
Income tax (benefit) expense	(72,637)	(31,273)	(527,480)	8,936
Net (loss) income	$(148,413)	$36,686	$(1,410,551)	$125,786

Earnings (loss) per share:
Basic	$(0.09)	n/a	$(0.89)	n/a
Diluted	$(0.09)	n/a	$(0.89)	n/a

See accompanying notes to condensed consolidated financial statements.

PSB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(148,413)	$36,686	$(1,410,551)	$125,786
Other comprehensive income (loss):
Unrealized (loss) gain on investment securities available for sale	(3,753)	76,597	(18,117)	202,396
Related tax effect	987	(20,168)	4,769	(53,290)
Other comprehensive (loss) income, net of tax	(2,766)	56,429	(13,348)	149,106
Total comprehensive (loss) income	$(151,179)	$93,115	$(1,423,899)	$274,892

See accompanying notes to condensed consolidated financial statements.

PSB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

						Accumulated
	Shares of		Additional	Unallocated		Other
For the three months ended	Common	Common	Paid-in	Common Stock	Retained	Comprehensive
June 30, 2026	Stock	Stock	Capital	of ESOP	Earnings	Income (Loss)	Total
Balances at March 31, 2026	—	$—	$—	$—	$17,393,457	$(192,739)	$17,200,718
Proceeds from issuance of common stock, net of offering costs	1,719,250	17,193	13,534,374	—	—	—	13,551,567
Purchase of ESOP shares (137,540 shares)	—	—	—	(1,375,400)	—	—	(1,375,400)
Net loss	—	—	—	—	(148,413)	—	(148,413)
Release of ESOP shares (1,003 shares)	—	—	1,176	10,025	—	—	11,201
Other comprehensive loss	—	—	—	—	—	(2,766)	(2,766)
Balances at June 30, 2026	1,719,250	$17,193	$13,535,550	$(1,365,375)	$17,245,044	$(195,505)	$29,236,907

For the six months ended June 30, 2026
Balances at December 31, 2025	—	$—	$—	$—	$18,655,595	$(182,157)	$18,473,438
Proceeds from issuance of common stock, net of offering costs	1,719,250	17,193	13,534,374	—	—	—	13,551,567
Purchase of ESOP shares (137,540 shares)	—	—	—	(1,375,400)	—	—	(1,375,400)
Net loss	—	—	—	—	(1,410,551)	—	(1,410,551)
Release of ESOP shares (1,003 shares)	—	—	1,176	10,025	—	—	11,201
Other comprehensive loss	—	—	—	—	—	(13,348)	(13,348)
Balances at June 30, 2026	1,719,250	$17,193	$13,535,550	$(1,365,375)	$17,245,044	$(195,505)	$29,236,907

For the three months ended June 30, 2025
Balances at March 31, 2025	—	$—	$—	$—	$18,696,541	$(361,233)	$18,335,308
Net income	—	—	—	—	36,686	—	36,686
Other comprehensive income	—	—	—	—	—	56,429	56,429
Balances at June 30, 2025	—	$—	$—	$—	$18,733,227	$(304,804)	$18,428,423

For the six months ended June 30, 2025
Balances at December 31, 2024	—	$—	$—	$—	$18,607,441	$(453,910)	$18,153,531
Net income	—	—	—	—	125,786	—	125,786
Other comprehensive income	—	—	—	—	—	149,106	149,106
Balances at June 30, 2025	—	$—	$—	$—	$18,733,227	$(304,804)	$18,428,423

See accompanying notes to condensed consolidated financial statements.

PSB Financial, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (unaudited)

Six Months Ended June 30,	2026	2025
Change in cash and cash equivalents:
Cash flows (used in) from operating activities:
Net (loss) income	$(1,410,551)	$125,786
Adjustments to reconcile net income to net cash (used in) from operating activities:
Net amortization of investment securities	(18,778)	25,151
Provision for (recovery of) credit losses	(4,357)	(104,378)
Depreciation	159,463	170,399
Net change in cash value of life insurance	(44,195)	(9,890)
ESOP expense	11,201	—
(Benefit from) provision for deferred income tax	(533,822)	25,577
Changes in operating assets and liabilities:
Accrued interest receivable	(51,550)	(23,284)
Other assets	1,888,292	(62,761)
Accrued interest payable	109	(10,649)
Other liabilities	355,183	51,334
Net cash (used in) from operating activities	350,995	187,285
Cash flows (used in) from investing activities:
Proceeds from calls, paydowns, and maturities of investment securities held to maturity	99,348	156,293
Proceeds from calls, paydowns, and maturities of investment securities available for sale	319,681	302,596
Net change in other investments	(11,331)	14,574
Net (increase) decrease in loans	(2,435,392)	1,299,793
Purchases of premises and equipment	(22,211)	(29,075)
Net cash (used in) from investing activities	(2,049,905)	1,744,181
Cash flows (used in) from financing activities:
Net increase (decrease) in deposits	2,021,045	752,877
Net increase in advance payments by borrowers for taxes and insurance	89,076	81,102
Gross proceeds from issuance of common stock	17,192,500	—
Stock offering costs, net	(3,640,933)	—
Purchase of ESOP shares	(1,375,400)	—
Net cash (used in) from financing activities	14,286,288	833,979
Net change in cash and cash equivalents	12,587,378	2,765,445
Cash and cash equivalents at beginning of period	9,194,860	6,433,487
Cash and cash equivalents at end of period	$21,782,238	$9,198,932
Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,058,939	$877,731
Income taxes	6,343	4,000
Noncash investing and financing activities:
Change in unrealized (loss) gain on investment securities available for sale	(18,117)	202,396

See accompanying notes to condensed consolidated financial statements.

NOTE 1:NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

PSB Financial, Inc. (the “Company”) is a Maryland corporation incorporated on September 10, 2025 to serve as the bank holding company for Pioneer State Bank (the “Bank”) in connection with the conversion of Pioneer Federal Savings and Loan Association (the “Association”) from a mutual form of organization to a stock form of organization (the “Conversion”) through the merger of the Association with and into the Bank, with the Bank as the surviving entity. The Conversion was completed on May 21, 2026. In connection with the Conversion, the Company acquired 100% ownership of the Bank and the Company sold 1,719,250 shares of its common stock at $10.00 per share, for gross offering proceeds of $17,192,500. The cost of the conversion and issuance of common stock was $3,640,933, which was deducted from the gross offering proceeds. The Company’s employee stock ownership plan (the “ESOP”) purchased 137,540 shares of the common stock sold by the Company, which was equal to 8% of the shares of common stock issued by the Company. The ESOP purchased the shares using a loan from the Company. The Company contributed $6,775,783 of the net proceeds from the offering to the Bank, loaned $1,375,400 of the net proceeds to the ESOP and retained approximately $5,400,383 of the net proceeds.

The Bank provides a variety of financial services to individuals and corporate members through its branches in Dillon and Deer Lodge, Montana. The Bank’s primary source of revenue is residential single-family loans.

The conversion was accounted for as a change in corporate form with the historic basis of the Association’s assets, liabilities, and equity unchanged as a result. The Company is an “emerging growth company”, as defined in the JOBS Act, and, for as long as it continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” The Company intends to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Segment Information

The Bank’s reportable segment is determined by the President/Chief Executive Officer (CEO) based upon information provided about the Bank’s products and services offered, which relate primarily to banking operations. The segment is also distinguished by the level of information provided by the CEO, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products/services, and customers are similar. The CEO will evaluate the financial performance of the Bank’s business components such as evaluating revenue streams, significant expenses, and budget to actual results in assessing the Bank’s segment and in the determination of allocating resources. The CEO uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CEO uses net income to benchmark the Bank against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessing performance and in establishing compensation. Loans, investments, and deposit product service fees provide the revenues in the banking operation. Interest expense and salaries and employee benefits, as reported on the statements of operations, provide the significant expenses in the banking operation. All operations are domestic.

The Bank operates under a single segment. Segment performance is evaluated using net income. The measure of segment assets is reported on the balance sheets as total assets. Noncash items, such as depreciation and amortization, as well as expenditures for premises and equipment, are reported on the statements of cash flows.

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim condensed financial statements and notes should be read in conjunction with the Bank’s audited financial statements and notes thereto for the year ended December 31, 2025, filed as part of the Company’s Registration Statement on Form S-1 filed in connection with the Conversion, as declared effective by the SEC on March 16, 2026 (the “Form S-1”). In the opinion of management, all adjustments necessary for a fair statement have been made and consist only of normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the entire year.

Significant Accounting Policies and Use of Estimates in Preparation of Financial Statements

The Bank has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the audited financial statements for the year ended December 31, 2025, filed as part of the Form S-1. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, and, as such, have a greater possibility of producing results that could be materially different than originally reported. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations. There have been no significant changes to the application of significant accounting policies since December 31, 2025.

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

Employee Stock Ownership Plan (ESOP)

In connection with the conversion completed on May 21, 2026, the Company established an Employee Stock Ownership Plan ("ESOP"). The ESOP purchased 137,540 shares of the Company's common stock using a loan from the Company.

In accordance with ASC 718-40, Employee Stock Ownership Plans, shares acquired by the ESOP and not yet allocated to participants are reported as unallocated ESOP shares and reflected as a reduction of shareholders' equity. Compensation expense is recognized as shares are committed to be released to participants based on the fair value of the shares released during the period. The ESOP loan receivable is eliminated in consolidation. Unearned ESOP shares are reflected as a reduction of shareholders’ equity until committed for release.

NOTE 2:INVESTMENT SECURITIES

The amortized cost, allowance for credit losses, and estimated fair value of investment securities available for sale with gross unrealized gains and losses at June 30, 2026 and December 31, 2025 follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2026
U.S. government and agency securities	$1,071,037	$—	$(64,955)	$1,006,082
Obligations of states and political subdivisions	2,878,309	5,254	(75,582)	2,807,981
Mortgage-backed securities	4,845,209	6,538	(297,885)	4,553,862
Total investment securities available for sale	$8,794,555	$11,792	$(438,422)	$8,367,925

December 31, 2025
U.S. government and agency securities	$1,089,563	$—	$(56,630)	$1,032,933
Obligations of states and political subdivisions	2,889,318	7,002	(77,788)	2,818,532
Mortgage-backed securities	5,116,307	12,394	(293,491)	4,835,210
Total investment securities available for sale	$9,095,188	$19,396	$(427,909)	$8,686,675

There was no allowance for credit losses on investment securities available for sale at June 30, 2026 and December 31, 2025.

The following table shows the fair value and gross unrealized losses of investment securities available for sale with unrealized losses at June 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2026
U.S. government and agency securities	$—	$—	$1,006,082	$(64,955)	$1,006,082	$(64,955)
Obligations of states and political subdivisions	—	—	1,861,875	(75,582)	1,861,875	(75,582)
Mortgage-backed securities	883,911	(6,544)	3,472,678	(291,341)	4,356,589	(297,885)
Totals	$883,911	$(6,544)	$6,340,635	$(431,878)	$7,224,546	$(438,422)

December 31, 2025
U.S. government and agency securities	$—	$—	$1,032,933	$(56,630)	$1,032,933	$(56,630)
Obligations of states and political subdivisions	—	—	1,868,907	(77,788)	1,868,907	(77,788)
Mortgage-backed securities	—	—	3,663,436	(293,491)	3,663,436	(293,491)
Totals	$—	$—	$6,565,276	$(427,909)	$6,565,276	$(427,909)

The following table presents the number and aggregate depreciation from the Bank’s amortized cost basis of investment securities available for sale in a continuous unrealized loss position by security type at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Number of	Aggregate	Number of	Aggregate
	Securities	Depreciation	Securities	Depreciation
U.S. government and agency securities	2	6.06%	2	5.20%
Obligations of states and political subdivisions	6	3.90%	7	4.00%
Mortgage-backed securities	16	6.40%	13	7.42%

These unrealized losses relate principally to the changes in interest rates and are not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements.

In reaching the conclusion that an allowance for credit losses is unnecessary, management observed that the securities were issued by a government body or agency, the securities continue to be highly rated (AA or better) where applicable, the issuer continues to make contractual payments, and the quality of any underlying assets or credit enhancements has not changed. Since management has the ability to hold investment securities for the foreseeable future, the Bank expects to recover the amortized cost basis of these securities before they are sold or mature.

The amortized cost, allowance for credit losses, gross unrealized gains and losses, and estimated fair value of investment securities held to maturity at June 30, 2026 and December 31, 2025 follows:

		Gross	Gross
		Unrealized	Unrealized	Allowance for	Estimated
	Amortized Cost	Gains	Losses	Credit Losses	Fair Value
June 30, 2026
U.S. government and agency securities	$68,808	$—	$(3,299)	$—	$65,509
Obligations of states and political subdivisions	755,313	—	(37,134)	—	718,179
Mortgage-backed securities	592,067	8,017	(6,401)	—	593,683
Total investment securities held to maturity	$1,416,188	$8,017	$(46,834)	$—	$1,377,371

December 31, 2025
U.S. government and agency securities	$78,809	$—	$(2,309)	$—	$76,500
Obligations of states and political subdivisions	755,336	—	(32,339)	—	722,997
Mortgage-backed securities	681,662	9,771	(2,112)	—	689,321
Total investment securities held to maturity	$1,515,807	$9,771	$(36,760)	$—	$1,488,818

The Bank regularly evaluates various attributes of securities held to maturity to determine the appropriateness of the allowance for credit losses. The credit quality indicators monitored differ depending on the major security type.

The Bank evaluates securities issued by the U.S. government and U.S. government-sponsored agencies (e.g., FNMA (“Fannie Mae”), GNMA (“Ginnie Mae”), and FHLMC (“Freddie Mac”) mortgage-backed securities) by considering the creditworthiness and performance of the securities and the strength of guarantees. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Based on this analysis, the Bank believes it will collect all amounts owed on these securities and has not recognized an allowance for credit losses on these securities.

Obligations of states and political subdivisions held to maturity are generally evaluated using credit ratings, which are a key indicator of an investment security’s probability of default. The Bank uses credit ratings issued by S&P or Moody’s (or both), consisting of the upper- and lower-case letters to identify an investment security’s credit quality rating. “AAA” and “AA” (high credit quality) and “A” and “BBB” (medium credit quality) are considered investment grade. Credit ratings for investment securities below these designations are considered low credit quality. These ratings are updated monthly. The Bank may also consider other relevant information that becomes known about the issuer’s or the security’s performance.

Information regarding credit ratings for investment securities held to maturity by major security type as of June 30, 2026 and December 31, 2025 follows:

	AAA	AA	A	BBB	Not Rated	Total
June 30, 2026
Obligations of states and political subdivisions	$—	$550,000	$205,313	$—	$—	$755,313

December 31, 2025
Obligations of states and political subdivisions	$—	$550,000	$205,336	$—	$—	$755,336

No accrued interest was written off during the three months ended June 30, 2026 and 2025. No investment securities held to maturity were past due or on nonaccrual as of June 30, 2026 and December 31, 2025.

Fair values of investment securities are generally estimated based on financial models or prices paid for similar securities. It is possible interest rates or other key inputs to the valuation estimate could change considerably, resulting in a material change in the estimated fair value of investment securities.

The following is a summary of amortized cost (or net carrying amount) and estimated fair value of investment securities by contractual maturity as of June 30, 2026. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Net Carrying	Estimated
	Cost	Fair Value	Amount	Fair Value
Due in one year or less	$931,227	$929,448	$—	$—
Due after one year through five years	1,835,497	1,762,804	—	—
Due after five years through ten years	149,118	147,926	820,269	779,841
Due after ten years	1,033,504	973,885	3,852	3,847
Subtotal	3,949,346	3,814,063	824,121	783,688
Mortgage-backed securities	4,845,209	4,553,862	592,067	593,683
Total	$8,794,555	$8,367,925	$1,416,188	$1,377,371

There were no sales of investment securities during the six months ended June 30, 2026 and 2025.

At June 30, 2026, the amortized cost and estimated fair value of investment securities pledged to secure public deposits was $1,000,000 and $936,010, respectively. At December 31, 2025, the amortized cost and estimated fair value of investment securities pledged to secure public deposits was $1,000,000 and $944,600, respectively.

NOTE 3:LOANS

The following table presents total loans at June 30, 2026 and December 31, 2025, by portfolio segment and class of loan:

	June 30, 2026	December 31, 2025
Commercial:
Other construction and land/land development	$1,129,192	$1,087,189
Commercial real estate	7,041,679	7,147,826
Commercial and industrial	2,684,216	2,317,079
Municipal	43,576	46,214
Residential real estate:
Residential construction	1,689,671	888,416
Revolving, open-end	4,427,561	3,464,812
First liens	74,508,106	73,906,730
Junior liens	1,250,912	1,263,727
Consumer	981,811	1,199,819
Subtotal	93,756,724	91,321,812
Allowance for credit losses	(1,118,851)	(1,138,600)
Net deferred loan fees	(417,797)	(421,716)
Loans, net	$92,220,076	$89,761,496

Loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of mortgage loans serviced for others totaled $686,182 at June 30, 2026 and $760,034 at December 31, 2025. Mortgage servicing rights are not material to the financial statements.

Deposit accounts in an overdraft position and reclassified as loans totaled $3,238 at June 30, 2026 and $3,769 at December 31, 2025.

Activity in the allowance for credit losses on loans by portfolio segment follows:

		Residential
	Commercial	Real Estate	Consumer	Total
For the three months ended June 30, 2026
Allowance for credit losses:
Balances at March 31, 2026	$130,195	$1,033,149	$5,523	$1,168,867
Recovery of credit losses on loans	(7,064)	(43,010)	(3,344)	(53,418)
Loans charged off	—	—	—	—
Recoveries of loans previously charged off	—	—	3,402	3,402
Balances at June 30, 2026	123,131	990,139	5,581	1,118,851

Reserve for unfunded loan commitments
Balance at March 31, 2026				$66,280
Recovery of credit losses on unfunded loan commitments				(266)
Balance at June 30, 2026				$66,014

For the six months ended June 30, 2026
Allowance for credit losses:
Balances at December 31, 2025	137,257	995,084	6,259	1,138,600
Recovery of credit losses on loans	(14,126)	(4,945)	(4,117)	(23,188)
Loans charged off	—	—	(891)	(891)
Recoveries of loans previously charged off	—	—	4,330	4,330
Balances at June 30, 2026	$123,131	$990,139	$5,581	$1,118,851

Reserve for unfunded loan commitments
Balance at December 31, 2025				$47,183
Provision for credit losses on unfunded loan commitments				18,831
Balance at June 30, 2026				$66,014

For the three months ended June 30, 2025
Allowance for credit losses:
Balances at March 31, 2025	$56,652	$1,046,443	$8,513	$1,111,608
Provision for (recovery of) credit losses on loans	520	(8,084)	(3,679)	(11,243)
Loans charged off	—	—	(1,504)	(1,504)
Recoveries of loans previously charged off	—	—	—	—
Balances at June 30, 2025	57,172	1,038,359	3,330	1,098,861

Reserve for unfunded loan commitments
Balance at March 31, 2025				$35,041
Provision for credit losses on unfunded loan commitments				—
Balance at June 30, 2025				$35,041

For the six months ended June 30, 2025
Allowance for credit losses:
Balance at December 31, 2024	$63,531	$1,138,183	$6,435	$1,208,149
Provision for (recovery of) credit losses on loans	(6,359)	(99,824)	1,805	(104,378)
Loans charged off	—	—	(4,910)	(4,910)
Recoveries of loans previously charged off	—	—	—	—
Balance at June 30, 2025	57,172	1,038,359	3,330	1,098,861

Reserve for unfunded loan commitments
Balance at December 31, 2024				$35,041
Provision for credit losses on unfunded loan commitments				—
Balance at June 30, 2025				$35,041

During the six months ended June 30, 2026, accrued interest that was written off, related to loans placed in nonaccrual status during the period, amounted to approximately $16,000, all related to residential real estate first liens loans. During the six months ended June 30, 2025, there was no accrued interest that was written off, related to loans placed in nonaccrual status during the period.

There were no collateral dependent loans as of June 30, 2026 and December 31, 2025.

The Bank regularly evaluates various attributes of loans to determine the appropriateness of the allowance for credit losses on loans. The credit quality indicators monitored differ depending on the class of loan.

Loans are generally evaluated using the following internally prepared ratings:

●	Pass: These loans are supported by reliable and current financial statements and the Bank is protected by adequate collateral margins. The business may not have secondary means of payment, may be relatively new, but has adequate liquidity, equity and profitability.
●	Special Mention: These loans are currently protected but show potential financial, operational or other deterioration or weaknesses that need to be corrected. These credits are still strong enough and/or have ample collateral to ensure that liquidation of the loan is not threatened but could reach that point and become further classified. If weaknesses are significant, even though well secured, the loan should be considered for more serious criticism.
●	Substandard: These loans are no longer protected by the current sound net worth and paying capacity of the obligor. These loans exhibit defined credit weaknesses which, if not corrected, could expose the Bank to loss, including all loans which have gone to foreclosure or which have become reliant upon liquidation of collateral for repayment.
●	Doubtful: These loans have deteriorated to the point where collection or liquidation in full, on the basis of currently existing facts, conditions and values, is highly questionable and improbable. If the loss portion of the loan can be reasonably estimated and there are no pending actions which may strengthen or protect the Bank from loss, a partial charge-off should be considered.

Internally prepared ratings for loans are updated at least annually.

Residential real estate and consumer loans are generally evaluated based on whether or not the loan is performing according to the contractual terms of the loan as of the balance sheet date. Loans past due 90 days or more and loans on nonaccrual are considered nonperforming.

Information regarding the loan portfolio by risk classification and origination year as of June 30, 2026, follows:

								Revolving
								Loans
								Converted to
	2026	2025	2024	2023	2022	Prior	Revolving	Term Loans	Total
Other construction and land/land development
Pass	$181,236	$259,462	$545,630	$32,077	$55,970	$54,817	$—	$—	$1,129,192
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Totals	181,236	259,462	545,630	32,077	55,970	54,817	—	—	1,129,192
Current period gross charge offs	—	—	—	—	—	—	—	—	—
Commercial real estate
Pass	1,575,432	2,234,902	1,262,634	—	827,298	1,081,553	59,860	—	7,041,679
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Totals	1,575,432	2,234,902	1,262,634	—	827,298	1,081,553	59,860	—	7,041,679
Current period gross charge offs	—	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	158,098	1,642,544	15,831	—	—	—	867,743	—	2,684,216
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Totals	158,098	1,642,544	15,831	—	—	—	867,743	—	2,684,216
Current period gross charge offs	—	—	—	—	—	—	—	—	—
Municipal
Pass	—	—	—	—	—	43,576	—	—	43,576
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Totals	$—	$—	$—	$—	$—	$43,576	$—	$—	$43,576
Current period gross charge offs	—	—	—	—	—	—	—	—	—
Residential construction
Performing	$849,615	$840,056	$—	$—	$—	$—	$—	$—	$1,689,671
Nonperforming	—	—	—	—	—	—	—	—	—
Totals	849,615	840,056	—	—	—	—	—	—	1,689,671
Current period gross charge offs	—	—	—	—	—	—	—	—	—
Revolving, open-end
Performing	—	—	—	—	—	—	4,427,561	—	4,427,561
Nonperforming	—	—	—	—	—	—	—	—	—
Totals	—	—	—	—	—	—	4,427,561	—	4,427,561
Current period gross charge offs	—	—	—	—	—	—	—	—	—
First liens
Performing	5,215,114	6,100,229	7,203,833	7,115,759	10,905,012	37,512,937	—	—	74,052,884
Nonperforming	—	—	—	455,222	—	—	—	—	455,222
Totals	5,215,114	6,100,229	7,203,833	7,570,981	10,905,012	37,512,937	—	—	74,508,106
Current period gross charge offs	—	—	—	—	—	—	—	—	—
Junior liens
Performing	273,982	471,799	336,679	37,341	118,998	12,113	—	—	1,250,912
Nonperforming	—	—	—	—	—	—	—	—	—
Totals	273,982	471,799	336,679	37,341	118,998	12,113	—	—	1,250,912
Current period gross charge offs	—	—	—	—	—	—	—	—	—
Consumer
Performing	197,025	383,622	158,729	135,247	5,278	101,910	—	—	981,811
Nonperforming	—	—	—	—	—	—	—	—	—
Totals	$197,025	$383,622	$158,729	$135,247	$5,278	$101,910	$—	$—	$981,811
Current period gross charge offs	—	891	—	—	—	—	—	—	891

Information regarding the loan portfolio by risk classification and origination year as of December 31, 2025, follows:

								Revolving
								Loans
								Converted to
	2025	2024	2023	2022	2021	Prior	Revolving	Term Loans	Total
Other construction and land/land development
Pass	$354,590	$575,616	$34,818	$61,851	$47,771	$12,543	$—	$—	$1,087,189
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Totals	354,590	575,616	34,818	61,851	47,771	12,543	—	—	1,087,189
Current period gross charge offs	—	—	—	—	—	—	—	—	—
Commercial real estate
Pass	2,855,732	1,326,304	—	860,452	966,081	1,115,255	24,002	—	7,147,826
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Totals	2,855,732	1,326,304	—	860,452	966,081	1,115,255	24,002	—	7,147,826
Current period gross charge offs	—	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	1,470,768	21,623	2,865	—	—	65,974	657,840	—	2,219,070
Special Mention	98,009	—	—	—	—	—	—	—	98,009
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Totals	1,568,777	21,623	2,865	—	—	65,974	657,840	—	2,317,079
Current period gross charge offs	—	—	—	—	—	—	—	—	—
Municipal
Pass	—	—	—	—	—	46,214	—	—	46,214
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Totals	—	—	—	—	—	46,214	—	—	46,214
Current period gross charge offs	—	—	—	—	—	—	—	—	—
Residential construction
Performing	$888,416	$—	$—	$—	$—	$—	$—	$—	$888,416
Nonperforming	—	—	—	—	—	—	—	—	—
Totals	888,416	—	—	—	—	—	—	—	888,416
Current period gross charge offs	—	—	—	—	—	—	—	—	—
Revolving, open-end
Performing	—	—	—	—	—	—	3,464,812	—	3,464,812
Nonperforming	—	—	—	—	—	—	—	—	—
Totals	—	—	—	—	—	—	3,464,812	—	3,464,812
Current period gross charge offs	—	—	—	—	—	—	—	—	—
First liens
Performing	5,423,253	8,611,224	8,115,642	11,451,615	13,761,538	25,692,748	—	—	73,056,020
Nonperforming	—	—	792,885	—	—	57,825	—	—	850,710
Totals	5,423,253	8,611,224	8,908,527	11,451,615	13,761,538	25,750,573	—	—	73,906,730
Current period gross charge offs	—	—	—	—	—	—	—	—	—
Junior liens
Performing	638,011	390,630	79,447	125,061	—	30,578	—	—	1,263,727
Nonperforming	—	—	—	—	—	—	—	—	—
Totals	638,011	390,630	79,447	125,061	—	30,578	—	—	1,263,727
Current period gross charge offs	—	—	—	—	—	—	—	—	—
Consumer
Performing	569,215	284,421	195,104	27,231	59,335	63,622	—	—	1,198,928
Nonperforming	891	—	—	—	—	—	—	—	891
Totals	$570,106	$284,421	$195,104	$27,231	$59,335	$63,622	$—	$—	$1,199,819
Current period gross charge offs	—	928	1,504	3,406	—	—	—	—	5,838

Loan aging information as of June 30, 2026 and December 31, 2025 follows:

		Loans Past Due	Loans Past Due	Loans Past Due
	Current Loans	30 – 59 Days	60 – 89 Days	90+ Days	Total Loans
June 30, 2026
Other construction and land/land development	$1,129,192	$—	$—	$—	$1,129,192
Commercial real estate	7,041,679	—	—	—	7,041,679
Commercial and industrial	2,684,216	—	—	—	2,684,216
Municipal	43,576	—	—	—	43,576
Residential construction	1,689,671	—	—	—	1,689,671
Revolving, open-end	4,227,811	199,750	—	—	4,427,561
First liens	74,016,671	—	36,213	455,222	74,508,106
Junior liens	1,250,912	—	—	—	1,250,912
Consumer	981,811	—	—	—	981,811
Total	$93,065,539	$199,750	$36,213	$455,222	$93,756,724
December 31, 2025
Other construction and land/land development	$1,087,189	$—	$—	$—	$1,087,189
Commercial real estate	7,147,826	—	—	—	7,147,826
Commercial and industrial	2,317,079	—	—	—	2,317,079
Municipal	46,214	—	—	—	46,214
Residential construction	888,416	—	—	—	888,416
Revolving, open-end	3,464,812	—	—	—	3,464,812
First liens	73,056,020	336,238	514,472	—	73,906,730
Junior liens	1,263,727	—	—	—	1,263,727
Consumer	1,198,928	891	—	—	1,199,819
Total	$90,470,211	$337,129	$514,472	$—	$91,321,812

Nonaccrual loans as of June 30, 2026 follows:

Amortized
				Interest	Cost Basis of
	Nonaccrual	Nonaccrual		Income	Loans 90+
	Loans With No	Loans With an	Total	Recognized on	Days Past Due
	Allowance for	Allowance for	Nonaccrual	Nonaccrual	Not on
	Credit Losses	Credit Losses	Loans	Loans	Nonaccrual
June 30, 2026
First liens	$455,222	$—	$455,222	$—	$—
Total	$455,222	$—	$455,222	$—	$—

As of December 31, 2025, there were no loans on nonaccrual.

The Bank did not have any loan modifications to borrowers experiencing financial difficulty during the six months ended June 30, 2026 and 2025.

Directors and executive officers of the Bank, including their families and businesses in which they are principal owners, are considered related parties. All loans to these related parties were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and did not involve more than the normal risk of collectability or present other unfavorable features.

A summary of loans to directors, executive officers, and their affiliates as of June 30, 2026 and December 31, 2025 is as follows:

	June 30,	December 31,
	2026	2025
Beginning balance	$553,843	$607,052
New loans	218,697	14,970
Repayments	(30,122)	(68,179)
Ending balance	$742,418	$553,843

NOTE 4:FAIR VALUE MEASUREMENTS

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

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

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Information regarding the fair value of assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 follows:

	Recurring Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2026
Assets:
Investment securities available for sale	$—	$8,367,925	$—	$8,367,925
Other investments – mutual funds	307,890	—	—	307,890
Totals	$307,890	$8,367,925	$—	$8,675,815

December 31, 2025
Assets: Investment securities available for sale	$—	$8,686,675	$—	$8,686,675
Other investments – mutual funds	301,159	—	—	301,159
Totals	$301,159	$8,686,675	$—	$8,987,834

There were no assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2026 and December 31, 2025.

The Bank estimates fair value of all financial instruments regardless of whether such instruments are measured at fair value. The following methods and assumptions were used by the Bank to estimate fair value of financial instruments not previously discussed.

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

Federal Home Loan Bank advances — Federal Home Loan Bank advances are carried at cost, and the fair value is obtained from a third party using actual Bank data and current market rates.

Accrued interest payable — The carrying value approximates fair value.

The carrying value and estimated fair value of financial instruments at June 30, 2026 and December 31, 2025 follows:

	Carrying	Estimated	Fair Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Financial assets:
Cash and cash equivalents	$21,782,238	$21,782,238	$21,782,238	$—	$—
Investment securities available for sale	8,367,925	8,367,925	—	8,367,925	—
Investment securities held to maturity	1,416,188	1,377,371	—	1,377,371	—
Loans, net	92,220,076	87,258,443	—	—	87,258,443
FHLB stock	432,000	432,000	—	432,000	—
Mutual funds	307,890	307,890	307,890	—	—
Accrued interest receivable	411,118	411,118	411,118	—	—
Cash value of life insurance	2,276,540	2,276,540	—	2,276,540	—
Total	$127,213,975	$122,213,525	$22,501,246	$12,453,836	$87,258,443
Financial liabilities:
Deposits	$94,696,352	$94,611,351	$55,574,909	$—	$39,036,442
Federal Home Loan Bank advances	8,000,000	8,006,000	—	8,006,000	—
Accrued interest payable	56,742	56,742	56,742	—	—
Total	$102,753,094	$102,674,093	$55,631,651	$8,006,000	$39,036,442

	Carrying	Estimated	Fair Value Hierarchy
	Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Financial assets:
Cash and cash equivalents	$9,194,860	$9,194,860	$9,194,860	$—	$—
Investment securities available for sale	8,686,675	8,686,675	—	8,686,675	—
Investment securities held to maturity	1,515,807	1,488,818	—	1,488,818	—
Loans, net	89,761,496	84,201,789	—	—	84,201,789
FHLB stock	427,400	427,400	—	427,400	—
Mutual funds	301,159	301,159	301,159	—	—
Accrued interest receivable	359,568	359,568	359,568	—	—
Cash value of life insurance	2,232,345	2,232,345	—	2,232,345	—
Total	$112,479,310	$106,892,614	$9,855,587	$12,835,238	$84,201,789
Financial liabilities:
Deposits	$92,675,307	$92,633,307	$58,338,645	$—	$34,294,662
Advance payments by borrowers for taxes and insurance	120,461	120,461	—	120,461	—
Federal Home Loan Bank advances	8,000,000	8,149,000	—	8,149,000	—
Accrued interest payable	56,633	56,633	56,633	—	—
Total	$100,852,401	$100,959,401	$58,395,278	$8,269,461	$34,294,662

Limitations — The fair value of a financial instrument is the current amount that would be exchanged between market participants, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Bank’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Consequently, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Bank.

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular instrument. Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters that could affect the estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business. Deposits with no stated maturities are defined as having a fair value equivalent to the amount payable on demand. This prohibits adjusting fair value derived from retaining those deposits for an expected future period of time. This component, commonly referred to as a deposit base intangible, is neither considered in the above amounts nor is it recorded as an intangible asset on the balance sheet. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

NOTE 5:REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.

In September 2019, the FDIC finalized a rule that introduced an optional simplified measure of capital adequacy known as the community bank leverage ratio (CBLR) framework. In order to qualify for the CBLR framework, the Bank must have a Tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities.

Under the final rule, an eligible community banking organization can opt out of the CBLR framework and revert back to a risk-weighting framework without restriction.

As of June 30, 2026 and December 31, 2025, the Bank qualified for and elected to use the CBLR framework. An institution opting into the CBLR framework and meeting all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital.

As of June 30, 2026, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s eligibility to opt into the CBLR framework.

The Bank’s actual capital amounts and ratios as of June 30, 2026 and December 31, 2025, are presented in the following table:

			To Be Well Capitalized
			Under Prompt Corrective
	Actual		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio
June 30, 2026
Community Bank Leverage Ratio	$22,951	16.80%	$12,294	≥9.00%
December 31, 2025
Community Bank Leverage Ratio	$18,882	16.05%	$10,587	≥9.00%

NOTE 6: EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

In connection with the Conversion, the Company established an Employee Stock Ownership Plan (“ESOP”) for the exclusive benefit of eligible employees. It is expected that the Bank will make annual contributions to the ESOP in amounts as defined by the ESOP loan documents. The contributions will be used to repay the ESOP loan. Certain ESOP shares are pledged as collateral for the ESOP loan. As the ESOP loan is repaid, shares are released from collateral and allocated to eligible participants, based on the proportion of loan repayments paid in the year. Shares allocated to eligible participants vest over a five year graded schedule and will become 100% vested upon completion of five years of service with the Bank.

At June 30, 2026, there were no shares allocated to participants. There were 1,003 shares committed to be released to participants and 136,537 unallocated shares. The fair value of unallocated ESOP shares totaled $1,549,700 at June 30, 2026.

In connection with the Company’s Conversion, the ESOP borrowed $1,375,400 from the Company for the purpose of purchasing shares of the Company’s stock. A total of 137,540 shares were purchased with the loan proceeds. Company stock purchased by the ESOP is shown as a reduction of shareholders’ equity. The ESOP loan is expected to be repaid over a period of 25 years.

The annual contribution to the ESOP will be made during the period ending December 31, 2026, as loan payments are scheduled to be made annually on December 31 of each year. Compensation expense is recognized over the service period based on the average fair value of the shares and totaled $11,201 for both the three and six months ended June 30, 2026. There was no ESOP compensation expense for the three- and six-month periods ended June 30, 2025.

NOTE 7: EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Unallocated common shares held by the ESOP are shown as a reduction in shareholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted earnings per share calculations until they are committed to be released.

The Company had no dilutive or potentially dilutive securities during the three- and six-month periods ended June 30, 2026.

Weighted-average shares outstanding for the three- and six-month periods ended June 30, 2026, have been calculated assuming the shares were outstanding at the beginning of each respective period.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(148,413)	$36,686	$(1,410,551)	$125,786
Weighted-average common shares outstanding, gross	1,719,250	—	1,719,250	—
Less unallocated ESOP shares	(137,027)	—	(137,027)	—
Weighted-average common shares outstanding	1,582,223	—	1,582,223	—
Earnings per share - basic	$(0.09)	n/a	$(0.89)	n/a
Earnings per share - diluted	$(0.09)	n/a	$(0.89)	n/a

NOTE 8: SUBSEQUENT EVENTS

Management has evaluated subsequent events for recognition and disclosure through August 14, 2026, which is the date the financial statements were available to be issued. Following completion of the Company's core processing system conversion in July 2026, certain remaining conversion-related service fees totaling approximately $68,000 were incurred and paid. These amounts primarily consisted of July 2026 processing services and temporary post-conversion system access provided by the former core processing vendor. These costs were included in Other assets at June 30, 2026 and were recognized as expense during the third quarter of 2026 as the related services were received. No other material subsequent events requiring recognition or disclosure were identified.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our financial information and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the accompanying unaudited financial statements and the audited financial statements included with the Form S-1.

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

The following represent our critical accounting policies:

Allowance for Credit Losses (ACL).   The allowance for credit losses is the estimated amount considered necessary to cover expected credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for credit losses on loans which is charged against income; in determining the allowance for credit losses, management makes significant estimates and has identified this policy as one of our most critical accounting policies. The Bank adopted the Current Expected Credit Loss (CECL) accounting standard effective January 1, 2023, using the Weighted Average Remaining Maturity (WARM) method. The WARM method calculates an average annualized historical Net Charge-off (NCO) rate for a specific segment of a loan portfolio over a defined lookback period. The WARM factor represents the estimated remaining life of the loan portfolio segment, adjusted for scheduled amortization and estimated prepayments. Qualitative adjustments (Q factors) are incorporated to account for factors not captured by the historical data, such as current economic conditions and forecasts that might differ from historical trends. The ACL calculation is the average annual NCO rates multiplied by the estimated remaining life of the loan portfolio segment (WARM factor) and then adjusted by the Q factors to arrive at the estimated ACL.

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

Fair Value Measurements.   The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. For a detailed description of the fair values measured at each level of the fair value hierarchy and the methodology we use, see Note 4 of the notes to the financial statements.

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

Total Assets.   Total assets increased $13.2 million, or 11.0%, since December 31, 2025. The increase was primarily comprised of increases in cash and cash equivalents of $12.6 million, net loans of $2.5 million, deferred tax asset of $539,000, and other assets of $114,000, which was partially offset by decreases in prepaid Conversion costs of $2.0 million, investment securities available for sale of $319,000, and investment securities held to maturity of $100,000.

Cash and Cash Equivalents.   Cash and cash equivalents increased by $12.6 million, to $21.8 million at June 30, 2026, compared to $9.2 million at December 31, 2025. This increase was primarily due to net proceeds received from the issuance of common stock totaling $13.6 million as part of the Conversion as well as maturities and payments received on investment securities available for sale and investment securities held to maturity, which was partially offset by the purchase of ESOP shares of $1.4 million.

Investment Securities Available for Sale.   Investment securities available for sale decreased by $319,000, or 3.7%, since December 31, 2025. The decline was a result of maturities and principal payments on mortgage-backed securities. No purchases of investment securities available for sale occurred during the six months ended June 30, 2026. The unrealized loss on investment securities available for sale increased $18,000 during the six months ended June 30, 2026 from $409,000 at December 31, 2025 to $427,000 at June 30, 2026.

Investment Securities Held to Maturity.   Investment securities held to maturity decreased by $100,000, or 6.6%, from December 31, 2025 to $1.4 million at June 30, 2026. This decrease was the result of principal payments on mortgage-backed securities.

Gross Loans.   Gross loans increased $2.4 million, or 2.7%, to $93.8 million at June 30, 2026 compared to December 31, 2025, primarily reflecting growth in residential one- to four-family mortgage loans, including residential construction loans. The increase was partially offset by decreases in consumer and commercial real estate loans.

Residential one- to four-family mortgage loans (including residential construction loans) increased $2.4 million, or 3.0%, from $79.5 million at December 31, 2025 to $81.9 million at June 30, 2026. Commercial loans (commercial and industrial and municipal loan segments) increased $364,000, or 15.4%, to $2.7 million at June 30, 2026. Commercial construction and land development loans increased by $42,000, or 3.9%, to $1.1 million at June 30, 2026. Commercial real estate loans decreased $106,000, or 1.5%, from December 31, 2025 to $7.0 million at June 30, 2026. Consumer loans decreased $218,000, or 18.2%, to $1.0 million at June 30, 2026.

Deposits.   Deposits increased to $94.7 million at June 30, 2026, an increase of $2.0 million, or 2.2%, from $92.7 million at December 31, 2025. Non-maturity deposits decreased $2.9 million and time deposits increased by $4.9 million. The decrease in non-maturity deposits was primarily due to timing of payroll runs with a few larger business customers as well as customers moving from non-maturity savings accounts to time deposits, specifically the flex CD product. The increase in time deposits was primarily due to customers moving from non-maturity savings accounts to time deposits, specifically the flex CD product. The majority of the increase in time deposits was in certificates of deposit with maturities of less than one year.

Borrowings.   Federal Home Loan Bank advances totaled $8.0 million outstanding at both June 30, 2026 and December 31, 2025. The borrowing originated in September 2023 to finance the construction of our new facility in Deer Lodge and to support loan growth. At June 30, 2026, the Bank had access to up to $45.3 million of additional advances from the Federal Home Loan Bank compared to $42.1 million at December 31, 2025.

Total Shareholders’ Equity.   Total shareholders’ equity increased $10.8 million, or 58.3%, to $29.2 million at June 30, 2026, compared to $18.5 million at December 31, 2025. The increase was due primarily to the completion of the common stock offering and issuance of the common stock, resulting in total proceeds, net of offering costs, of $13.6 million, partially offset by decreases from the purchase of ESOP shares of $1.4 million, net losses of $1.4 million and an increase in accumulated other comprehensive loss of $13,000 during the six months ended June 30, 2026.

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

	For the Three Months Ended June 30,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate(4)	Balance	Interest	Yield/Rate(4)

Interest-earning assets:	(Dollars in thousands)
Interest-bearing deposits	$13,141	$97	2.95%	$6,775	$59	3.48%
Investment securities	10,331	72	2.79%	11,984	79	2.64%
Loans	92,805	1,311	5.65%	86,537	1,177	5.44%
Other investments	432	10	9.26%	427	10	9.37%
Total interest-earning assets	116,709	1,490	5.11%	105,723	1,325	5.01%
Noninterest-earning assets	7,987			7,222
Allowance for credit losses	(1,170)			(1,204)
Total assets	$123,526			$111,741
Interest-bearing liabilities:
Interest-bearing demand deposits	$13,740	7	0.20%	$13,054	7	0.21%
Savings deposits	33,462	113	1.35%	34,927	99	1.13%
Certificates of deposit	40,241	352	3.50%	29,794	230	3.09%
Total interest-bearing deposits	87,443	472	2.16%	77,775	336	1.73%
Federal Home Loan Bank advances	8,003	87	4.35%	8,000	87	4.35%
Total interest-bearing liabilities	95,446	559	2.34%	85,775	423	1.97%
Noninterest-bearing demand deposits	6,766			6,706
Other noninterest-bearing liabilities	827			920
Total liabilities	103,039			93,401
Total equity capital	20,487			18,340
Total liabilities and equity capital	$123,526			$111,741
Net interest income		$931			$902
Net interest rate spread(1)			2.76%			3.04%
Net interest-earning assets(2)	$21,263			$19,948
Net interest margin(3)			3.19%			3.41%
Average interest-earning assets to interest-bearing liabilities	122.28%			123.26%

(1) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and weighted average rate of interest-bearing liabilities.
(2) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average total interest-earning assets.

	Three Months Ended June 30, 2026 vs. June 30, 2025
	Increase (Decrease) Due to:		Total Increase
	Volume	Rate	(Decrease)

	(ln thousands)
Interest-earning assets:
Interest-bearing deposits	45	(7)	38
Investment securities	(12)	5	(7)
Loans	87	47	134
Other investments	—	—	—
Total interest-earning assets	120	45	165
Interest-bearing liabilities:
Interest-bearing demand deposits	—	—	—
Savings deposits	(4)	18	14
Certificates of deposit	88	34	122
Total interest-bearing deposits	84	52	136
Federal Home Loan Bank advances	—	—	—
Total interest-bearing liabilities	84	52	136
Change in net interest income	36	(7)	29

	For the Six Months Ended June 30,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate(4)	Balance	Interest	Yield/Rate(4)

Interest-earning assets:	(Dollars in thousands)
Interest-bearing deposits	$9,930	$146	2.94%	$5,893	$100	3.39%
Investment securities	10,442	140	2.68%	12,126	158	2.61%
Loans	92,097	2,594	5.63%	87,271	2,322	5.32%
Other investments	430	20	9.30%	428	20	9.35%
Total interest-earning assets	112,899	2,900	5.14%	105,718	2,600	4.92%
Noninterest-earning assets	9,244			7,503
Allowance for credit losses	(1,155)			(1,175)
Total assets	$120,988			$112,046
Interest-bearing liabilities:
Interest-bearing demand deposits	$13,743	14	0.20%	$12,845	13	0.20%
Savings deposits	34,168	209	1.22%	34,192	192	1.12%
Certificates of deposit	37,999	663	3.49%	30,904	489	3.16%
Total interest-bearing deposits	85,910	886	2.06%	77,941	694	1.78%
Federal Home Loan Bank advances	8,001	173	4.32%	8,000	173	4.33%
Total interest-bearing liabilities	93,911	1,059	2.26%	85,941	867	2.02%
Noninterest-bearing demand deposits	6,723			6,578
Other noninterest-bearing liabilities	870			1,005
Total liabilities	101,504			93,524
Total equity capital	19,484			18,522
Total liabilities and equity capital	$120,988			$112,046
Net interest income		$1,841			$1,733
Net interest rate spread(1)			2.88%			2.90%
Net interest-earning assets(2)	$18,988			$19,777
Net interest margin(3)			3.26%			3.28%
Average interest-earning assets to interest-bearing liabilities	120.22%			123.01%

(1) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and weighted average rate of interest-bearing liabilities.
(2) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended June 30, 2026 vs. June 30, 2025
	Increase (Decrease) Due to:		Total Increase
	Volume	Rate	(Decrease)

	(ln thousands)
Interest-earning assets:
Interest-bearing deposits	57	(11)	46
Investment securities	(23)	5	(18)
Loans	132	140	272
Other investments	—	—	—
Total interest-earning assets	166	134	300
Interest-bearing liabilities:
Interest-bearing demand deposits	1	—	1
Savings deposits	—	17	17
Certificates of deposit	120	54	174
Total interest-bearing deposits	121	71	192
Federal Home Loan Bank advances	—	—	—
Total interest-bearing liabilities	121	71	192
Change in net interest income	45	63	108

Comparison of Operating Results for the Three Months ended June 30, 2026 and 2025

General.   Net loss for the three months ended June 30, 2026 was $148,000, a decrease of $185,000, compared to net income of $37,000 for the three months ended June 30, 2025. The decrease in net income was primarily due to an increase of $286,000 in data processing for conversion costs of our core data processing platform to a new platform completed in July 2026, an increase in professional fees of $48,000 incurred in 2026 for the stock offering and Conversion, partially offset by increases of $29,000 in net interest income, $42,000 recoveries of credit losses, $32,000 noninterest income, and a $41,000 decrease in income tax.

Interest Income.   Interest income increased by $166,000, or 12.5%, to $1.5 million at June 30, 2026 from $1.3 million at June 30, 2025. The increase in interest income is attributed primarily to a $134,000, or 11.4% increase in loan interest income. The increased loan interest income primarily resulted from the lagged impact of elevated 2023 and 2024 loan yields on the portfolio, as those loans had not yet repriced lower by June 30, 2025, partially offset by later 2025 rate declines.

The average balance of loans during the three months ended June 30, 2026 increased by $6.3 million, or 7.2%, from the three months ended June 30, 2025. The average yield on loans increased to 5.65% for the three months ended June 30, 2026, from 5.44% for the three months ended June 30, 2025.

The average balance of investment securities decreased $1.7 million, or 13.8% to $10.3 million for the three months ended June 30, 2026, from $12.0 million for the three months ended June 30, 2025. The average yield on investment securities increased to 2.79% for the three months ended June 30, 2026, from 2.64% for the three months ended June 30, 2025.

Interest Expense.   Total interest expense increased $136,000, or 32.2%, to $559,000 for the three months ended June 30, 2026 from June 30, 2025. The increase was primarily attributable to the increased average balance of certificates of deposit during the year, reflecting increased customer demand for certificates of deposit with the additional offering of the flex certificates of deposit accounts.

There was an increase in the average cost of interest-bearing deposits to 2.16% for the three months ended June 30, 2026 from 1.73% for the three months ended June 30, 2025, reflecting the renewals of time deposits in the current market interest rate environment. The average balance of interest-bearing deposits increased by $9.7 million, or 12.4%, to $87.4 million for the three months ended June 30, 2026 from $77.8 million for the three months ended June 30, 2025.

Interest paid on FHLB borrowings remained stable with no significant changes in borrowings from June 30, 2025 to June 30, 2026.

Net Interest Income.   Net interest income increased $29,000, or 3.2%, to $931,000 for the three months ended June 30, 2026 compared to $902,000 for the three months ended June 30, 2025. The increase reflects the increase in average net interest-earning assets of $1.3 million or 6.6%, to $21.3 million for the three months ended June 30, 2026 from $19.9 million for the three months ended June 30, 2025, while the interest rate spread decreased to 2.76% for the three months ended June 30, 2026 from 3.04% for the three months ended June 30, 2025. The net interest margin decreased to 3.19% for the three months ended June 30, 2026 from 3.41% for the three months ended June 30, 2025. Both the interest rate spread and net interest margin decreased due to the declining interest rate environment, along with interest-earning assets repricing more slowly than interest-bearing liabilities.

Provision for (Recovery of) Credit Losses.    The provision for (recovery of) credit losses on loans for the three months ended June 30, 2026 was ($53,000) compared to ($11,000) for the three months ended June 30, 2025, a decrease of $42,000. The allowance for credit losses increased by $20,000, or 1.8%, to $1.1 million at June 30, 2026. The allowance for credit losses represented 1.19% of total loans at June 30, 2026 and 1.27% of total loans at June 30, 2025. The determination of the adequacy of the allowance for credit losses was based primarily on the low balances of nonperforming loans, delinquent loans and net charge offs in both periods. The provision for (recovery of) credit losses on unfunded loan commitments decreased by $300 for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The reserve for unfunded loan commitments increased $31,000, or 88.4%, to $66,000 at June 30, 2026 from $35,000 at June 30, 2025.

The decrease in the provision for credit losses was primarily attributable to decreases in loans past due 30 or more days during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Total loans past due 30 or more days improved $1.8 million during the three months ended June 30, 2026 and were $691,000 at June 30, 2026, compared to $2.6 million at March 31, 2026. Total loans past due 30 or more days improved much less significantly of $609,000 during the three months ended June 30, 2025 and were $718,000 at June 30, 2025, compared to $1.3 million at March 31, 2025. Nonperforming loans totaled $455,000 at June 30, 2026 compared to zero at December 31, 2025 and consisted of a single residential one- to four-family mortgage relationship.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover current expected credit losses which were inherent in the loan portfolio at June 30, 2026 and December 31, 2025. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any such increase in future provisions that may be required may adversely impact the Bank’s financial condition and results of operations. Furthermore, as an integral part of its examination process, the FDIC will periodically review our allowance for credit losses. The FDIC may have judgments different than those of management, and we may determine to increase our allowance as a result of these regulatory reviews.

Noninterest Income.   Noninterest income totaled $86,000 for the three months ended June 30, 2026, an increase of $32,000, or 60.1%, from $54,000 for the three months ended June 30, 2025. The increase was primarily due to a $17,000 increase in cash value of life insurance from an additional $1.5 million policy purchased in September 2025, and a $16,000 increase in other noninterest income.

Noninterest Expense.   Noninterest expense increased $330,000, or 34.3%, to $1.3 million for the three months ended June 30, 2026, compared to $962,000 for the three months ended June 30, 2025. The increase was primarily attributable to an increase of $286,000 in data processing for conversion costs of our core data processing platform to a new platform completed in July 2026, and in professional fees of $48,000 incurred in 2026 for the stock offering and Conversion.

Provision for Income Taxes.   The provision for income taxes decreased by $42,000, to a benefit of $73,000 for the three months ended June 30, 2026, compared to a benefit of $31,000 for the three months ended June 30, 2025. The increased tax benefit was primarily attributable to the decrease in net income and an increase in tax benefit related to cash value of life insurance of $22,000. The effective tax rates were 32.9% and (577.7%) for the three months ended June 30, 2026 and 2025, respectively.

Comparison of Operating Results for the Six Months ended June 30, 2026 and 2025

General.   Net loss for the six months ended June 30, 2026 was $1.4 million, a decrease of $1.5 million, compared to net income of $126,000 for the six months ended June 30, 2025. The decrease in net income was primarily due to a one-time expense of $2.0 million for conversion costs for our core data processing platform to a new platform completed in July 2026, a decrease in recovery of credit losses on loans and unfunded commitments of $100,000 as compared to a $104,000 recovery in the six months ended June 30, 2025, and an increase in professional fees of $135,000 incurred in 2026 for the stock offering and conversion, partially offset by an increase of $108,000 in net interest income and a $536,000 decrease in income tax.

Interest Income.   Interest income increased by $300,000, or 11.6%, to $2.9 million at June 30, 2026 from $2.6 million at June 30, 2025. The increase in interest income is attributed primarily to a $272,000, or 11.7% increase in loan interest income. The increased loan interest income primarily resulted from the lagged impact of elevated 2023 and 2024 loan yields on the portfolio, as those loans had not yet repriced lower by June 30, 2025, partially offset by later 2025 rate declines.

The average balance of loans during the six months ended June 30, 2026 increased by $4.8 million, or 5.5%, from the six months ended June 30, 2025. The average yield on loans increased to 5.63% for the six months ended June 30, 2026, from 5.32% for the six months ended June 30, 2025.

The average balance of investment securities decreased $1.7 million, or 13.9% to $10.4 million for the six months ended June 30, 2026, from $12.1 million for the six months ended June 30, 2025. The average yield on investment securities increased to 2.68% for the six months ended June 30, 2026 compared to 2.61% for the six months ended June 30, 2025.

Interest Expense.   Total interest expense increased $192,000, or 22.1%, to $1.0 million for the six months ended June 30, 2026 from June 30, 2025. The increase was primarily attributable to the increased average balance of certificates of deposit during the year, reflecting increased customer demand for certificates of deposit with the additional offering of the flex certificates of deposit accounts.

There was an increase in the average cost of interest-bearing deposits to 2.06% for the six months ended June 30, 2026 from 1.78% for the six months ended June 30, 2025, reflecting the renewals of time deposits in the current market interest rate environment. The average balance of interest-bearing deposits increased by $8.0 million, or 10.2%, to $85.9 million for the six months ended June 30, 2026 from $77.9 million for the six months ended June 30, 2025.

Interest paid on FHLB borrowings remained stable with no significant changes in borrowings from June 30, 2025 to June 30, 2026.

Net Interest Income.   Net interest income increased $108,000, or 6.3%, to $1.8 million for the six months ended June 30, 2026 compared to $1.7 million for the six months ended June 30, 2025. The increase reflects the decrease in the interest rate spread to 2.88% for the six months ended June 30, 2026 from 2.90% for the six months ended June 30, 2025, while average net interest-earning assets decreased $789,000 year-to-year. The net interest margin decreased to 3.26% for the six months ended June 30, 2026 from 3.28% for the six months ended June 30, 2025. Both the interest rate spread and net interest margin decreased due to the declining interest rate environment, along with interest-earning assets repricing more slowly than interest-bearing liabilities.

Provision for (Recovery of) Credit Losses.    The provision for (recovery of) credit losses on loans for the six months ended June 30, 2026 was ($23,000) compared to ($104,000) for the six months ended June 30, 2025, an increase of $81,000. The allowance for credit losses increased by $20,000, or 1.8%, to $1.1 million at June 30, 2026 from June 30, 2025. The allowance for credit losses represented 1.19% of total loans at June 30, 2026 and 1.27% of total loans at June 30, 2025. The determination of the adequacy of the allowance for credit losses was based primarily on the low balances of nonperforming loans, delinquent loans and net charge offs in both periods. The provision for (recovery of) credit losses on unfunded loan commitments increased by $19,000 for the six months ended June 30, 2026 from the six months ended June 30, 2025. The reserve for unfunded loan commitments increased $31,000, or 88.4%, to $66,000 at June 30, 2026 from $35,000 at June 30, 2025.

The increase in the provision for credit losses was primarily attributable to increases in gross loans of $2.4 million or 2.7% during the six months ended June 30, 2026 compared to decreases in gross loans of $1.3 million or 1.5% during the six months ended June 30, 2025.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover current expected credit losses which were inherent in the loan portfolio at June 30, 2026 and December 31, 2025. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any such increase in future provisions that may be required may adversely impact the Bank’s financial condition and results of operations. Furthermore, as an integral part of its examination process, the FDIC will periodically review our allowance for credit losses. The FDIC may have judgments different than those of management, and we may determine to increase our allowance as a result of these regulatory reviews.

Noninterest Income.   Noninterest income totaled $159,000 for the six months ended June 30, 2026, an increase of $31,000, or 24.1%, from $128,000 for the six months ended June 30, 2025. The increase was primarily due to a $34,000 increase in cash value of life insurance from an additional $1.5 million policy purchased in September 2025 and an $18,000 increase in other noninterest income as mostly offset by a $25,000 decrease in interchange fees.

Noninterest Expense.   Noninterest expense increased $2.1 million, or 115.3%, to $3.9 million for the six months ended June 30, 2026, compared to $1.8 million for the six months ended June 30, 2025. The increase was primarily attributable to a one-time expense of $2.0 million for conversion costs for our core data processing platform to a new platform completed in July 2026, and an increase in professional fees of $135,000 incurred in 2026 for the stock offering and conversion.

Provision for Income Taxes.   The provision for income taxes decreased by $536,000, to ($527,000) for the six months ended June 30, 2026, compared to $9,000 for the six months ended June 30, 2025. The decrease was due primarily to the decrease in pre-tax income of $2.0 million. The effective tax rates were 27.2% and 6.6% for the six months ended June 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. At June 30, 2026, we had $8.0 million in borrowings from the FHLB with additional capacity to borrow $45.3 million.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the six months ended June 30, 2026, cash flows from operating, investing, and financing activities resulted in a net increase in cash and cash equivalents of $12.6 million. Net cash from operating activities amounted to $351,000, primarily due to net losses of $1.4 million and net increases in deferred tax asset, as offset by net decreases in other assets of $1.9 million. Net cash used in investing activities amounted to $2.0 million, primarily due to a net increase in loans as partially offset by paydowns on investment securities. Net cash provided by financing activities amounted to $14.3 million, primarily due to net proceeds from issuance of common stock in connection with the Conversion and net increase in deposits as partially offset by the purchase of ESOP shares.

For the six months ended June 30, 2025, cash flows from operating, investing, and financing activities resulted in a net increase in cash and cash equivalents of $2.8 million. Net cash from operating activities amounted to $187,000, primarily due to net income of $126,000. Net cash from investing activities amounted to $1.7 million, primarily due to a net decrease in loans of $1.3 million and paydowns on investment securities. Net cash from financing activities amounted to $834,000, primarily due to a net increase in deposits.

We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2026, the Bank was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see Note 5 in the notes to condensed consolidated financial statements appearing elsewhere in this report.

Off-Balance Sheet Arrangements.   At June 30, 2026, we had $1.1 million of outstanding commitments to originate loans, $1.9 million in unused commercial line of credit commitments, $1.9 million of remaining draws on construction loans and $2.9 million of unfunded home equity loans. At June 30, 2026, certificates of deposit and individual retirement accounts that are scheduled to mature on or before June 30, 2027 totaled $35.6 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

The following table sets forth, as of June 30, 2026, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2026
				EVE as a Percentage of Present
				Value of Assets(3)
		Estimated Increase (Decrease) in			Increase
Change in Interest Rates	Estimated	EVE			(Decrease)
(basis points)(1)	EVE(2)	Amount	Percent	EVE Ratio(4)	(basis points)

	(Dollars in thousands)
300	23,805	(5,432)	(18.58)%	17.87%	(408)
200	25,336	(3,901)	(13.34)%	19.01%	(293)
100	27,137	(2,100)	(7.18)%	20.37%	(158)
-	29,237	—	—	21.94%	—
(100)	31,554	2,317	7.92%	23.68%	174
(200)	34,271	5,034	17.22%	25.72%	378
(300)	37,463	8,226	28.14%	28.12%	617

(1)	Assumes an immediate uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at June 30, 2026, we would have experienced a 17.22% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates and a 13.34% decrease in EVE in the event of an instantaneous 200 basis point increase in market interest rates.

Change in Net Interest Income.   The following table sets forth, at June 30, 2026, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2026
Change in Interest Rates	Net Interest Income Year 1
(basis points)(1)	Forecast	Year 1 Change from Level

	(Dollars in thousands)
+300	4,499	5.93%
+200	4,415	3.96%
+100	4,332	2.00%
Level	4,247	-%
-100	4,151	(2.26)%
-200	4,044	(4.78)%
-300	3,927	(7.53)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2026, we would have experienced a 4.78% decrease in net interest income in the event of an instantaneous 200 basis point decrease in market interest rates and a 3.96% increase in net interest income in the event of an instantaneous 200 basis point increase in market interest rates.

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

Item 4 – Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, who serves as the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer, in his capacity as both principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

During the quarter ended June 30, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

Not applicable

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On May 21, 2026, the Company completed its stock offering in connection with the Conversion. Net proceeds totaled approximately $13.6 million after deducting offering expenses. Through June 30, 2026, the Company has (i) contributed approximately $6.8 million to Pioneer State Bank, (ii) loaned approximately $1.4 million to the Company's employee stock ownership plan and (iii) retained the balance in cash and cash equivalents for general corporate purposes and future deployment. There has been no material change in the planned use of proceeds described in the prospectus contained in the Form S-1.

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

During the three months ended June 30, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6 – Exhibits

Exhibit No.	Description
10.1

Employment Agreement, dated July 14, 2026, by and between Pioneer State Bank and Mr. Willett, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated July 14, 2026.

10.2

Change of Control Agreement, dated July 14, 2026, by and between Pioneer State Bank and Mr. Willett, incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, dated July 14, 2026.

10.3

Supplemental Executive Retirement Plan Agreement, dated July 14, 2026, by and between Pioneer State Bank and Mr. Willett, incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, dated July 14, 2026.

10.4

Restrictive Covenant Agreement, dated July 14, 2026, by and between Pioneer State Bank and Mr. Willett, incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, dated July 14, 2026.

31	Rule 13a-14(a) / 15d-14(a) Certification of the Principal Executive Officer and Principal Financial Officer
32	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer
101

The following materials from PSB Financial, Inc. Form 10-Q for the three- and six-month periods ended June 30, 2026, formatted in Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) related notes.

104	Cover Page Interactive Data File (embedded in the cover page formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSB Financial, Inc.

(registrant)

Mar
Date: August 14, 2026	/s/ Phillip K. Willett
Phillip K. Willett
President and Chief Executive Officer (On behalf of Registrant and as Principal Financial Officer)